Form 10-Q
period 1996-03-31
GRUBB & ELLIS REALTY INCOME TRUST LIQUIDATING TRUST
filed 1997-09-02
CIK 763977

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                         Commission File Number 0-13647*

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

           California                                  (94-6649376)
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                              351 California Street
                                   Suite 1150
                         San Francisco, California 94104
               (Address of Principal Executive Offices) (Zip Code)
                                 (415) 391-9800
               Registrant's Telephone Number, including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                                        No
                   -------                                         --------

The number of units outstanding of the registrant's units of beneficial interest August 1, 1995 was 2,803,169 units.

GRUBB & ELLIS REALTY COMPANY TRUST LIQUIDATING TRUST IS THE DISTRIBUTEE OF THE ASSETS OF GRUBB & ELLIS REALTY INCOME TRUST, AND FILES REPORTS UNDER GRUBB & ELLIS REALTY INCOME TRUST'S FORMER COMMISSION FILE NUMBER

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                                    FORM 10-Q
                                     -------

                                    I N D E X


                                                                                              Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

   Condensed Statements of Assets and Liabilities as of March 31, 1996
        and December 31, 1995                                                                    3

   Statements of Income and Expense for the quarters ended March 31, 1996 and
        1995.                                                                                    4

   Statements of Cash Flows for the three-month periods ended
        March 31, 1996 and 1995                                                                  5

   Notes to Financial Statements                                                               6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                  10

PART II - OTHER INFORMATION
      Item 1: Legal Proceedings                                                                 11
      Item 2: Change of Securities                                                              11
      Item 3: Defaults Upon Senior Securities                                                   11
      Item 4: Submission of Mattes to a Vote of Security Holders                                11
      Item 5: Other Information                                                                 11
      Item 6: Exhibits and Reports on Form 8-K                                                  11

      Signatures                                                                                12

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES
                                     -------


                                                               March 31,        December 31,
                                                                 1996               1995
                                                             ------------       ------------
                                                                (unaudited)
      ASSETS
Net investment in real estate held for sale                  $ 10,072,000         $8,441,000
Cash and cash equivalents                                          47,000             64,000
Prepaid expense and other assets                                  183,000             10,000
                                                             ------------       ------------
          Total assets                                       $ 10,302,000       $  9,515,000
                                                             ============       ============

      LIABILITIES AND
      BENEFICIARIES' EQUITY
Liabilities:
  Mortgage loan payable, net of unamortized discount         $  5,720,000       $  4,172,000
  Security deposits and other liabilities                         184,000             56,000
                                                             ------------       ------------
          Total liabilities                                     5,904,000          4,228,000
                                                             ------------       ------------

Commitments (Note 5)

Beneficiaries' equity:
  Units of beneficial interest                                 12,737,000         12,737,000
  Notes receivable from beneficiaries                            (338,000)          (338,000)
  Distributions in excess of accumulated earnings              (8,001,000)        (8,112,000)
                                                             ------------       ------------
          Total beneficiaries' equity                           4,398,000          4,287,000
                                                             ------------       ------------
            Total liabilities and beneficiaries' equity      $ 10,302,000       $  8,515,000
                                                             ============       ============



                 The accompanying notes are an integral part of
                           these financial statements.

                                     3 of 12

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                        STATEMENTS OF INCOME AND EXPENSE
                                   (UNAUDITED)
                                     -------


                                                         Quarter Ended
                                                 ------------------------------
                                                   March 31,          March 31,
                                                     1996               1995
                                                 -----------        -----------
Income :
   Rental income                                 $   197,000        $   244,000
   Short-term investment interest
       and other income                                    0              5,000
                                                 -----------        -----------
                                                     197,000            249,000

Expenses:
   Real estate investment reserves
   Rental operating expenses                          92,000             88,000
   Interest on mortgage loan                         130,000             87,000
   Depreciation                                       47,000             40,000
   Liquidating agent fee                                                 12,000
   Directors' fees and expenses                        4,000              4,000
   General and administrative expenses                13,000             38,000
                                                 -----------        -----------
          Total expenses                             286,000            269,000
                                                 -----------        -----------
            Net income (loss)                    $   (89,000)       $   (20,000)
                                                 ===========        ===========

Net income (loss) per unit                       $      (.03)       $      (.01)
                                                 ===========        ===========

Average number of units utilized in
     net income (loss) per unit                    2,803,169          2,803,169
                                                 ===========        ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                                     4 of 12

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                     -------

                                                                           For the Three Months
                                                                                  Ending
                                                                      -------------------------------
                                                                        March 31,         March 31,
                                                                          1996               1995
                                                                      ------------       ------------
Cash flows from operating activities:
   Net income (Loss):                                                 $    (89,000)      $    (20,000)

Adjustments to reconcile net income (Loss):
   Depreciation and amortization                                            47,000            130,000
   Increase (decrease) in accounts payable and security deposits           128,000             25,000
   Decrease (increase) in prepaid expenses and other assets               (173,000)            15,000
                                                                      ------------       ------------
          Net cash provided by operating activities                        (87,000)           150,000

Cash flows from investing activities:
   Property development costs                                           (1,478,000)                 0
                                                                      ------------       ------------
          Net cash provided by (used in) investing activities           (1,478,000)                 0

Cash flows from financing activities:
   Principal payments on mortgage loan payable                                   0            (36,000)
   Construction loan proceeds                                            1,548,000                  0
                                                                      ------------       ------------
       Net cash used in financing activities                             1,548,000            (36,000)
            Net increase (decrease) in cash and cash equivalents           (17,000)           114,000

Cash and cash equivalents, beginning of period                              64,000          1,790,000
                                                                      ------------       ------------
Cash and cash equivalents, end of period                              $     47,000       $    151,000
                                                                      ============       ============

Supplementary information:
   Cash paid for interest                                             $    124,000       $     87,000
                                                                      ============       ============


                 The accompanying notes are an integral part of
                           these financial statements.

                                     5 of 12

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     -------


1.   Organization of the Trust:

     Grubb & Ellis Realty Income Trust, Liquidating Trust (the Trust), a California trust, was organized under an agreement dated May 14, 1992, between the Trustees and Grubb & Ellis Realty Income Trust (the Company) whereby the trustees received all of the assets and assumed all of the liabilities of the Company, which was subsequently dissolved. The purpose of the Trust was to liquidate the remaining Trust property in a manner to conserve and protect the liquidating trust estate, and to collect and distribute the income and proceeds to the beneficiaries of the Trust by May 15, 1995, the date of intended termination. As further explained in Note 3, although the purpose of the Trust remains the same, the disposition plans for the Trust's remaining property, the Vintner Square Shopping Center (formerly the Livermore Arcade Shopping Center), are such that the Trust's liquidation period has extended beyond May 1995, for a period of approximately one year.

2.   Basis of Presentation:

     The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulation of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1995 and the audited financial statements included therein.

     In the opinion of the Trustees, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim period presented. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


                                    Continued

                                     6 of 12

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     -------


3.   Net Real Estate Investment:

     As of March 31, 1996, the Trust's remaining real estate asset is the Vintner Square Shopping Center.

     Prior to the inception of the Trust, the Vintner Square Shopping Center property became subject to an environmental clean-up and remediation program to remedy soil contamination caused by a former tenant. As of May 15, 1992 (date of inception) $241,000 had been paid in connection with the testing and remediation program. During 1993, the procedures required to complete the remediation were approved by the Regional Water Quality Control Board (RWCB). The Trust had taken legal action against the former tenant, previous owners and other related parties of the property in order to recover all costs of the clean-up program. A settlement agreement and general release was executed on January 18, 1994 which shifted the liability for the clean-up to a separate entity and incorporated the RWCB's plan approval. On April 30, 1996 the Trust received a No Further Action Letter from the Regional Water Quality Control Board indicating that the clean-up requirements imposed by the RWCB have been satisfied and that a monitoring program will be required for a period of approximately 24 months.

     Due to the environmental clean-up program, plans to expand and ultimately sell the Vintner Square Shopping Center were delayed. However, on July 7, 1995, the Trust executed a loan agreement which provides funds for financing the rehabilitation and expansion of the shopping center (see Note
     4). In addition, the Trust finalized lease renewals with the three major tenants in the center, Orchard Supply Hardware, Long's Drugs and Safeway Stores. The renewed leases result in increased annual rental income and expire in the years 2011 and 2016.

     The Orchard Supply lease involved a build-to-suit agreement for a new building. Construction activities started in July, 1995 and include the demolition of a portion of the shopping center. The Trust recorded a reserve approximating $1,300,000 in the quarter ended June 30, 1995, to reflect a reduction in the net book value of buildings and improvements for those assets being demolished. The new Orchard Supply building was completed on April 1, 1996. The construction schedule calls for the completion of 20,000 sq ft of new shop space at various intervals from May 24, 1996 to August 15, 1996. The rehabilitation of the original undemolished shop space and the existing Safeway and Long's stores is anticipated to be compelted by July 15, 1996.

     The Trust has also developed an estimate of the shopping center's future market value after completion of the rehabilitation and expansion, and taking into account the repayment terms of the loan (Note 4). Based on that estimate, the Trust recorded an additional net realizable value reserve allowance of $1,300,000 as of June 30, 1995 and increased the reserve to $1,500,000 as of December 31, 1995.


                                    Continued

                                     7 of 12

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     -------


3.   Net Real Estate Investment, continued:

     As of March 31, 1996 and 1995, net real estate investment consisted of the following:

                                                1996               1995
                                            ------------       ------------
        Land                                $  5,795,000       $  3,685,000
        Buildings and improvements             4,026,000          4,513,000
        Development costs                      3,351,000            804,000
                                            ------------       ------------
                                              13,172,000          9,002,000
        Less: Accumulated depreciation        (1,261,000)        (1,079,000)
                                            ------------       ------------
                                              11,911,000          7,923,000
        Less:
          Buildings demolition reserve          (539,000)
          Realizable value reserve            (1,300,000)
                                            $  7,687,000       $  7,923,000
                                            ============       ============

4.    Loan Payable:

      On July 7, 1995, the Trust entered into a new loan agreement in the aggregate amount of $8,500,000. A portion of the proceeds were used to retire the existing mortgage loan payable and the remainder is being used to fund the development of the Vintner Square Shopping Center. The new financing agreement extends through June 1, 1998 and requires interest payments at a rate equal to 11% per annum, plus an additional 2% per annum if target net operating income levels are achieved during the first 18 months of the loan term. The loan is collateralized by the shopping center real property and the rents derived therefrom. Additionally, certain reserve accounts are to be established including an interest reserve and a working capital reserve which further collateralize the loan. The note terms require a preferred return payable to the lender from excess Cash Flows, as defined, including a specified participation and rate of return associated with any sale or refinancing of the property. The note stipulates that the lender will participate in sale proceeds in excess of certain stated amounts. Restrictive covenants associated with the financing preclude the payment of dividends until the loan is repaid.


                                    Continued

                                     8 of 12

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST

                     NOTES CONDENSED TO FINANCIAL STATEMENTS
                                     -------

5.    Commitments:

      In connection with the rehabilitation and expansion of the shopping center (see Note 4), the Company has entered into a construction contract with a general contractor aggregating approximately $2,232,000. The Trust also entered into another contract with a separate general contractor in the amount of $1,878,000 for additional construction related to the rehabilitation and expansion project.



                                    Continued

                                     9 of 12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition:

Net investment in real estate increased from December 31, 1995 to March 31, 1996 by $787,000 from construction improvements to the Vintner Square Shopping Center.

Mortgage loan payable increased from December 31, 1995 to March 31 by $1,548,000 resulting from construction loan draws to pay for previously incurred development costs for the shopping center redevelopment project.

Results of Operations:

     Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995:

     An $89,000 loss was recorded in the three months ended March 31, 1996 as compared with a loss of $20,000 in the comparable period in 1995, as a result of decreased rental income due to lowered occupancy during the construction period.

     Mortgage loan interest increased $43,000 during the period resulting from additional interest expense on a first mortgage secured by one of the land parcels acuired in connection with the expansion of the shopping center..

     General and administrative expenses continued to declined as a result of effort to eliminate all but absolutely essential legal, accounting, management and reporting expenses.

     Potential Factors Affecting Future Operating Results:

Pursuant to the plan of liquidation, the Trust intends to sell the Shopping Center, and distribute all remaining assets as soon as it is possible to do so. Completion of the new construction and the renovation of existing space is anticipated to be mid-1996 and environmental clearance has been received from the Regional Water Quality Control Board. The environmental issue has impacted the sale of the property since 1990 and now that it is resolved the completion of the sale is possible. In anticipation of WQCB clearance an agressive sales effort was undertaken commencing in January, 1996. Prospective purchasers were contacted and given detailed information enabling them to analyze the property's value in order to make purchase proposals. Active negotiations are now underway on the sale of the property and the Trust expects to enter into a Purchase and Sale Agreement calling for the close of a sales transaction on, or before, completion of the construction and rehabilitation of the center.


                                    10 of 12

                           PART II - OTHER INFORMATION

Items 1 through 4 are not applicable.

Item 5, Other Information

On July 7, 1995, the Trust entered into a new loan agreement in the amount of $8,500,000 for the purpose of retiring the existing first mortgage loan payable and to fund the redevelopment of the Shopping Center. This agreement extends through June 1, 1998 and requires interest payments of 11% per annum, plus an additional 2% per annum if certain target net operating income levels are achieved during the first 18 months of the loan term. The loan is collateralized by the Shopping Center real property and the rents derived therefrom. Additionally, certain reserve accounts are to be established including an interest reserve and a working capital reserve which further collateralize the loan. The note terms require a preferred return payable to the lender from excess cash flows as defined, including a specified participation and rate of return associated with the sale or refinancing of the property. The note stipulates that the lender will participate in the sale proceeds in excess of certain stated amounts. Restrictive covenants associated with the financing precluded distributions to unitholders.

In April, 1996 the Trustees determined that it would be necessary to provide additional financing over the $8,500,000 construction loan in the amount of $350,000 in order to pay for the costs of the project which have increased by that amount due to unanticipated cost overruns in the demolition of portions of the original buildings and increases in the cost of the 20,000 sq ft of new shop space. In April, 1996 the Trustees loaned $100,000 to the Trust for this purpose and additional financing is being negotiated with the existing construction lender for the balance as of May 14, 1996. The Trustees believe sufficient funds are available to complete the entire project including the cost of installing improvements for the tenants.


Item 6 Exhibits and Reports on Form 8-K:

None


                                    11 of 12

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRUBB & ELLIS REALTY INCOME TRUST,
                                        LIQUIDATING TRUST



                                        By: /s/ HAROLD A. ELLIS, JR.
                                            ------------------------------------
                                                Harold A. Ellis, Jr., Trustee

Dated:  May 13, 1996



                                    12 of 12