Form 10-Q
period 1996-06-30
GRUBB & ELLIS REALTY INCOME TRUST LIQUIDATING TRUST
filed 1997-09-02
CIK 763977

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

                  For the Quarterly Period Ended June 30, 1996

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

                         Yes    X        No
                             -------        -------

The number of units outstanding of the registrant's units of beneficial interest August 1, 1996 was 2,803,169 units.

GRUBB & ELLIS REALTY COMPANY TRUST LIQUIDATING TRUST IS THE DISTRIBUTEE OF THE ASSETS OF GRUBB & ELLIS REALTY INCOME TRUST, AND FILES REPORTS UNDER GRUBB & ELLIS REALTY INCOME TRUST'S FORMER COMMISSION FILE NUMBER

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                                    FORM 10-Q

                                     -------



                                    I N D E X



                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

    Condensed Statements of Assets and Liabilities as of June 30, 1996
          and December 31, 1995                                                      3

    Statements of Income and Expense for the quarters ended June 30, 1996 and
          1995.                                                                      4

    Statements of Cash Flows for the three-month periods ended
          June 30, 1996 and 1995                                                     5

    Notes to Financial Statements                                                    6-9


Item 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                        10-11


PART II - OTHER INFORMATION
       Item 1: Legal Proceedings                                                    12
       Item 2: Change of Securities                                                 12
       Item 3: Defaults Upon Senior Securities                                      12
       Item 4: Submission of Mattes to a Vote of Security Holders                   12
       Item 5: Other Information                                                    12
       Item 6: Exhibits and Reports on Form 8-K                                     12

       Signatures                                                                   13

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

                                     -------


                                                                  June 30,         December 31,
                                                                    1996               1995
                                                                ------------       ------------
                                                                 (unaudited)
                                     ASSETS

Net investment in real estate held for sale                     $ 10,869,000          8,441,000
Cash and cash equivalents                                             29,000             64,000
Prepaid expense and other assets                                     154,000             10,000
                                                                ------------       ------------
            Total assets                                        $ 11,052,000       $  8,515,000
                                                                ============       ============



                                LIABILITIES AND
                             BENEFICIARIES' EQUITY

Liabilities:
  Mortgage loan payable                                         $  6,760,000       $  4,172,000
  Security deposits and other liabilities                            184,000             56,000
                                                                ------------       ------------
            Total liabilities                                      6,944,000          4,228,000
                                                                ------------       ------------

Commitments (Note 5)

Beneficiaries' equity:
  Units of beneficial interest                                    12,737,000         12,737,000
  Notes receivable from beneficiaries                               (338,000)          (338,000)
  Distributions in excess of accumulated earnings                 (8,291,000)        (8,112,000)
                                                                ------------       ------------
            Total beneficiaries' equity                            4,108,000          4,287,000
                                                                ------------       ------------
               Total liabilities and beneficiaries' equity      $ 11,052,000       $  8,515,000
                                                                ============       ============


                 The accompanying notes are an integral part of
                          these financial statements.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                        STATEMENTS OF INCOME AND EXPENSE
                                   (UNAUDITED)

                                     -------


                                                    Quarter Ended                     Six Months Ended
                                            -----------------------------       -----------------------------
                                              June 30,          June 30,         June 30,          June 30,
                                                1996              1995             1996              1995
                                            -----------       -----------       -----------       -----------
Income :
   Rental income                            $   197,000       $   273,000       $   394,000       $   517,000
   Short-term investment interest
         and other income                             0             9,000              --              22,000
                                            -----------       -----------       -----------       -----------
                                                197,000           282,000           394,000           539,000
                                            -----------       -----------       -----------       -----------

Expenses:
   Real estate investment reserves                 --           2,600,000              --           2,600,000
   Rental operating expenses                     61,000            67,000           153,000           176,000
   Interest on mortgage loan                    159,000            67,000           289,000           154,000
   Depreciation                                  47,000            40,000            94,000            80,000
   Liquidating agent fee                           --              12,000              --              24,000
   Directors' fees and expenses                   4,000             4,000             8,000             8,000
   General and administrative expenses           16,000            28,000            29,000            66,000
                                            -----------       -----------       -----------       -----------
            Total expenses                      287,000         2,818,000           573,000         3,108,000
                                            -----------       -----------       -----------       -----------
               Net income (loss)            $   (90,000)      $(2,536,000)         (179,000)      $(2,569,000)
                                            ===========       ===========       ===========       ===========

Net income (loss) per unit                  $      (.03)      $      (.90)      $      (.06)      $      (.92)
                                            ===========       ===========       ===========       ===========

Average number of units utilized in
      net income (loss) per unit              2,803,169         2,803,169         2,803,169         2,803,169
                                            ===========       ===========       ===========       ===========


                 The accompanying notes are an integral part of
                          these financial statements.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                     -------


                                                                             For the Six Months
                                                                                    Ending
                                                                         -----------------------------
                                                                           June 30,         June 30,
                                                                             1996             1995
                                                                         -----------       -----------
Cash flows from operating activities:
   Net income (Loss):                                                    $  (179,000)      $(2,569,000)

Adjustments to reconcile net income (Loss):
   Real Estate Investment Reserves                                              --           2,600,000
   Depreciation and amortization                                              47,000            80,000
   Increase (decrease) in accounts payable and security deposits             128,000            37,000
   Decrease (increase) in prepaid expenses and other assets                 (144,000)          (29,000)
                                                                         -----------       -----------
            Net cash provided by operating activities                       (148,000)          119,000

Cash flows from investing activities:
   Property development costs                                             (2,475,000)       (1,690,000)
                                                                         -----------       -----------
            Net cash provided by (used in) investing activities           (2,475,000)       (1,690,000)

Cash flows from financing activities:
   Principal payments on mortgage loan payable                                  --             (63,000)
   Construction loan proceeds                                              2,588,000              --         __
                                                                         -----------       -----------
         Net cash used in financing activities                             2,588,000           (63,000)
                                                                         -----------       -----------
               Net increase (decrease) in cash and cash equivalents          (35,000)       (1,634,000)

Cash and cash equivalents, beginning of period                                64,000         1,790,000
                                                                         -----------       -----------
Cash and cash equivalents, end of period                                 $    29,000       $   156,000
                                                                         ===========       ===========

Supplementary information:
   Cash paid for interest                                                $   136,000       $   123,000
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

      In the opinion of the Trustees, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim period presented. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST

                     NOTES CONDENSED TO FINANCIAL STATEMENTS

                                     -------



3.    Net Real Estate Investment:

      As of June 30, 1996, the Trust's remaining real estate asset is the Vintner Square Shopping Center.

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

      The Orchard Supply lease involved a build-to-suit agreement for a new building. Construction activities started in July, 1995 and include the demolition of a portion of the shopping center. The Trust recorded a reserve approximating $1,300,000 in the quarter ended June 30, 1995, to reflect a reduction in the net book value of buildings and improvements for those assets being demolished. The new Orchard Supply building was completed on April 1, 1996. The construction schedule calls for the completion of 20,000 sq. ft of new shop space at various intervals from May 24, 1996 to October 7, 1996. The rehabilitation of the original undemolished shop space and the existing Safeway and Long's stores is anticipated to be completed by July 31, 1996.

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

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST

                     NOTES CONDENSED TO FINANCIAL STATEMENTS

                                     -------



3.    Net Real Estate Investment, continued:

      As of June 30, 1996 and 1995, net real estate investment consisted of the following:

                                                      1996               1995
                                                  ------------       ------------
              Land                                $  5,795,000       $  5,975,000
              Buildings and improvements             4,026,000          4,514,000
              Development costs                      4,395,000            204,000
                                                  ------------       ------------
                                                    14,216,000         10,693,000
              Less: Accumulated depreciation        (1,308,000)        (1,120,000)
                                                  ------------       ------------
                                                    12,908,000          9,753,000
              Less:
                Buildings demolition reserve          (539,000)        (1,300,000)
                Realizable value reserve            (1,556,000)        (1,300,000)
                                                  ------------       ------------
                                                  $ 10,869,000       $  6,973,000
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition:


Net investment in real estate increased from December 31, 1995 to June 30, 1996 by $2,428,000 from construction improvements to the Vintner Square Shopping Center.

Mortgage loan payable increased from December 31, 1995 to June 30 by $2,588,000 resulting from construction loan draws to pay for previously incurred development costs for the shopping center redevelopment project.

Results of Operations:

      Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995:

      A $179,000 loss was recorded in the six months ended June 30, 1996 as compared with a loss of $2,569,000 in the comparable period in 1995, primarily because of the reserves described above which were taken in the second quarter, 1995.

      Rental income decreased during the period as did rental operating expenses due to the decrease in occupancy in the Center resulting from lease terminations from tenants that had occupied space that was demolished in the redevelopment program.

      General and administrative expenses continued to declined as a result of effort to eliminate all but absolutely essential legal, accounting, management and reporting expenses.

Three Months Ended June 30, 1996 compared to the Three Months Ended June 30,
1995:

A $89,000 loss was recorded in the three months ended June 30, 1996 as compared with a loss of $2,536,000 in the comparable period in 1995, as a result of reserves described above that were taken in the second quarter, 1995.

Mortgage loan interest increased $92,000 during the period resulting from additional interest expense from construction loan draws taken for the redevelopment program.

General and administrative expenses continued to declined as a result of effort to eliminate all but absolutely essential legal, accounting, management and reporting expenses.

Potential Factors Affecting Future Operating Results:

Pursuant to the plan of liquidation, the Trust intends to sell the Shopping Center, and distribute all remaining assets as soon as it is possible to do so. Completion of the new construction and the renovation of existing space is anticipated to be October, 1996 and environmental clearance has been received from the Regional Water Quality Control Board. The environmental issue has impacted the sale of the property since 1990 and now that it is resolved the completion of the sale is possible. In anticipation of WQCB clearance an aggressive sales effort was undertaken commencing in January, 1996. Prospective purchasers were contacted and given detailed information enabling them to analyze the property's value in order to make purchase proposals.

ON JUNE 28, 1996 THE TRUST ENTERED INTO AN AGREEMENT TO SELL THE SHOPPING CENTER PROVIDING FOR THE CLOSE OF ESCROW NOT LATER THAN AUGUST 30, 1996. THE PURCHASE AND SALE AGREEMENT WAS CONDITIONED UPON THE BUYER OBTAINING A FINANCING COMMITMENT BY JULY 29, 1996. THIS COMMITMENT WAS SECURED AND THE BUYER HAS PLACED A $414,00 NON-REFUNDABLE DEPOSIT IN ESCROW.

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

In April, 1996 the Trustees determined that it would be necessary to provide additional financing over the $8,500,000 construction loan in the amount of $350,000 in order to pay for the costs of the project which have increased by that amount due to unanticipated cost overruns in the demolition of portions of the original buildings and increases in the cost of the 20,000 sq. ft of new shop space. In April, 1996 the Trustees loaned $100,000 to the Trust for this purpose and additional financing is being negotiated with the existing construction lender for the balance. The Trustees believe sufficient funds are available to complete the entire project including the cost of installing improvements for the tenants.


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

                                       GRUBB & ELLIS REALTY INCOME
                                       TRUST, LIQUIDATING TRUST



                                       By:
                                           -------------------------------------
                                               Harold A. Ellis, Jr., Trustee

Dated:  August 1, 1996