Form 10-Q
period 1996-09-30
GRUBB & ELLIS REALTY INCOME TRUST LIQUIDATING TRUST
filed 1997-09-02
CIK 763977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

The number of units outstanding of the registrant's units of beneficial interest November 8, 1996 was 2,803,169 units.

GRUBB & ELLIS REALTY COMPANY TRUST LIQUIDATING TRUST IS THE DISTRIBUTEE OF THE ASSETS OF GRUBB & ELLIS REALTY INCOME TRUST, AND FILES REPORTS UNDER GRUBB & ELLIS REALTY INCOME TRUST'S FORMER COMMISSION FILE NUMBER

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST

                                    FORM 10-Q

                                     -------



                                    I N D E X

                                                                                                         Page
                                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

    Condensed Statements of Assets and Liabilities as of September 30, 1996
          and December 31, 1995                                                                             3

    Statements of Income and Expense for the quarters ended September 30, 1996 and
          1995.                                                                                             4

    Statements of Cash Flows for the three-month periods ended
          September 30, 1996 and 1995                                                                       5

    Notes to Financial Statements                                                                           6-9


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             10-12

PART II - OTHER INFORMATION
       Item 1: Legal Proceedings                                                                           13
       Item 2: Change of Securities                                                                        13
       Item 3: Defaults Upon Senior Securities                                                             13
       Item 4: Submission of Mattes to a Vote of Security Holders                                          13
       Item 5: Other Information                                                                           13
       Item 6: Exhibits and Reports on Form 8-K                                                            13

       Signatures                                                                                          14

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST

                 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)


                                                                September 30,      December 31,
                                                                    1996               1995
                                                                -------------      ------------
                                                                 (unaudited)
                                     ASSETS

Net investment in real estate held for sale                     $          0       $  8,441,000
Cash and cash equivalents                                          2,637,000             64,000
Restricted Cash                                                    1,841,000               --
Prepaid expense and other assets                                      27,000             10,000
                                                                ------------       ------------
            Total assets                                        $  4,505,000       $  8,515,000
                                                                ============       ============


                                LIABILITIES AND
                             BENEFICIARIES' EQUITY

Liabilities:
  Participating Mortgage Loan payable (Note 4)                  $          0       $  4,172,000
  Project Development costs payable                                1,258,000               --
  Security deposits and other liabilities                            246,000             56,000
                                                                ------------       ------------
            Total liabilities                                      1,504,000          4,228,000
                                                                ------------       ------------

Commitments (Note 5)

Beneficiaries' equity:
  Units of beneficial interest                                    12,737,000         12,737,000
  Notes receivable from beneficiaries (Note 6)                      (338,000)          (338,000)
  Distributions in excess of accumulated earnings                 (9,398,000)        (8,112,000)
                                                                ------------       ------------
            Total beneficiaries' equity                            3,001,000          4,287,000
                                                                ------------       ------------
               Total liabilities and beneficiaries' equity      $  4,505,000       $  8,515,000
                                                                ============       ============


                 The accompanying notes are an integral part of
                          these financial statements.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST

                        STATEMENTS OF INCOME AND EXPENSE
                                   (UNAUDITED)

                                     -------


                                                       Quarter Ended                   Nine Months Ended
                                              -------------------------------    --------------------------------
                                              September 30,     September 30,     September 30,     September 30,
                                                  1996              1995              1996              1995
                                              -------------     -------------     -------------     -------------
Income:
   Rental income                               $   318,000       $   165,000       $   712,000       $   682,000
   Gain on Sale of Investment                      491,000              --             491,000              --
   Short-term investment interest
         and other income                                0            11,000              --              33,000
                                               -----------       -----------       -----------       -----------
                                                   809,000           176,000         1,203,000           715,000
                                               -----------       -----------       -----------       -----------

Expenses:
   Real estate investment reserves                    --           2,600,000              --           2,600,000
   Rental operating expenses                       126,000            55,000           279,000           231,000
   Interest on mortgage loan                     1,709,000                 0         1,998,000           154,000
   Mortgage Loan Discount Amortization                   0            29,000                 0            29,000
   Depreciation                                     39,000            41,000           133,000           121,000
   Liquidating agent fee                              --                   0              --              24,000
   Directors' fees and expenses                      4,000             4,000            12,000            12,000
   General and administrative expenses              26,000            20,000            55,000            86,000
                                               -----------       -----------       -----------       -----------
            Total expenses                       1,904,000           149,000         2,477,000         3,257,000
                                               -----------       -----------       -----------       -----------
               Net income (loss) before
                 extraordinary item             (1,095,000)          (27,000)       (1,274,000)       (2,542,000)
                                               -----------       -----------       -----------       -----------
   Extraordinary Item (Note 7)                     (12,000)             --             (12,000)             --
                                               -----------       -----------       -----------       -----------
               Net income (loss)               $(1,107,000)      $      --         $(1,286,000)      $
                                               ===========       ===========       ===========       ===========
               Net income (loss) per unit      $      (.39)      $      (.01)      $      (.46)      $      (.91)
                                               ===========       ===========       ===========       ===========
Average number of units utilized in
      net income (loss) per unit                 2,803,169         2,803,169         2,803,169         2,803,169
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

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                     -------


                                                                              For the Nine months
                                                                                     Ending
                                                                         -------------------------------
                                                                         September 30,      September 30,
                                                                             1996               1995
                                                                         ------------       ------------
Cash flows from operating activities:
   Net income (Loss):                                                    $ (1,286,000)      $ (2,542,000)

Adjustments to reconcile net income (Loss):
   Real Estate Investment Reserves                                               --            2,600,000
   Depreciation and amortization                                              133,000            150,000
   Increase (decrease) in accounts payable and security deposits              190,000             43,000
   Increase in project development costs payable                            1,258,000               --
   Decrease (increase) in prepaid expenses and other assets                   (17,000)           (92,000)
                                                                         ------------       ------------
            Net cash provided by operating activities                         278,000            159,000

Cash flows from investing activities:
   Increase in restricted cash                                             (1,841,000)              --
   Proceeds from sale                                                      12,697,000               --
   Property development costs                                              (4,389,000)        (2,474,000)
                                                                         ------------       ------------
            Net cash provided by (used in) investing activities             6,467,000         (2,474,000)

Cash flows from financing activities:
   Principal payments on mortgage loan payable                             (7,770,000)        (2,648,000)
   Construction loan proceeds                                               3,598,000          3,264,000
                                                                         ------------       ------------
         Net cash used in financing activities                             (4,172,000)          (616,000)
                                                                         ------------       ------------
               Net increase (decrease) in cash and cash equivalents         2,573,000         (1,699,000)

Cash and cash equivalents, beginning of period                                 64,000          1,790,060
                                                                         ------------       ------------
Cash and cash equivalents, end of period                                 $  2,637,000       $     91,000
                                                                         ============       ============

Supplementary information:
   Cash paid for interest                                                $  1,992,000       $    271,000
                                                                         ============       ============


                 The accompanying notes are an integral part of
                          these financial statements.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     -------

1.    Organization of the Trust:

      Grubb & Ellis Realty Income Trust, Liquidating Trust (the Trust), a California trust, was organized under an agreement dated May 14, 1992, between the Trustees and Grubb & Ellis Realty Income Trust (the Company) whereby the trustees received all of the assets and assumed all of the liabilities of the Company, which was subsequently dissolved. The purpose of the Trust was to liquidate the remaining Trust property in a manner to conserve and protect the liquidating trust estate, and to collect and distribute the income and proceeds to the beneficiaries of the Trust by May 15, 1995, the date of intended termination. As further explained in
      Note 3, although the purpose of the Trust remained the same, the disposition of the Trust's remaining property, the Vintner Square Shopping Center (formerly the Livermore Arcade Shopping Center), extended the Trust's liquidation period beyond May 1995.


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

      In the opinion of the Trustees, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim period presented. The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

3.    Net Real Estate Investment

      THE TRUST SOLD ITS REMAINING REAL ESTATE ASSET, THE VINTNER SQUARE SHOPPING CENTER, ON SEPTEMBER 18, 1996.

      Prior to the inception of the Trust, the Vintner Square Shopping Center property became subject to an environmental clean-up and remediation program to remedy soil contamination caused by a former tenant. As of May 15, 1992 (date of inception of the Liquidating Trust) $241,000 had been paid in connection with the testing and remediation program. During 1993, the procedures required to complete the remediation were approved by the Regional Water Quality Control Board (RWCB). The Trust had taken legal action against the former tenant, previous owners and other related parties of the property in order to recover all costs of the clean-up program. A settlement agreement and general release was executed on January 18, 1994 which shifted the liability for the clean-up to a separate entity and incorporated the RWCB's plan approval. On April 30, 1996 the Trust received a No Further Action Letter from the Regional Water Quality Control Board indicating that the clean-up requirements imposed by the RWCB have been satisfied and that a monitoring program will be required for a period of approximately 24 months.

      Due to the environmental clean-up program, plans to expand and ultimately sell the Vintner Square Shopping Center were delayed. However, on July 7, 1995, the Trust executed a loan agreement which provided funds for financing the rehabilitation and expansion of the shopping center (see
      Note 4). In addition, the Trust finalized lease renewals with the three major tenants in the center, Orchard Supply Hardware, Long's Drugs and Safeway Stores. The renewed leases result in increased annual rental income and expire in the years 2011 and 2016.

      The Orchard Supply lease involved a build-to-suit agreement for a new building. Construction activities started in July, 1995 and included the demolition of a portion of the shopping center. The Trust recorded a reserve approximating $1,300,000 in the quarter ended June 30, 1995, to reflect a reduction in the net book value of buildings and improvements for those assets being demolished. The new Orchard Supply building was completed on April 1, 1996. The construction schedule, including several revisions, also calls for the completion of 20,000 sq. ft of new shop space at various intervals from May 24, 1996 to November 15, 1996. The rehabilitation of the original undemolished shop space and the existing Safeway and Long's stores was completed in mid August, 1996.

      Upon completion of the major lease revisions and finalization of construction financing, the Trust developed an estimate of the shopping center's future market value upon completion of the rehabilitation and expansion, and taking into account the repayment terms of the loan (Note
      4). Based on that estimate, the Trust recorded an additional net realizable value reserve allowance of $1,300,000 as of June 30, 1995 and increased the reserve to $1,500,000 as of December 31, 1995.

      As of September 30, 1996 and 1995, net real estate investment consisted of the following:

                                                       1996              1995
                                                   ------------      ------------
               Land                                $          0      $  5,975,000
               Buildings and improvements                     0         4,514,000
               Development costs                              0           204,000
                                                   ------------      ------------
                                                              0        10,693,000
               Less: Accumulated depreciation                 0        (1,120,000)
                                                   ------------      ------------
                                                              0         9,753,000
               Less:
                 Buildings demolition reserve                 0        (1,300,000)
                 Realizable value reserve                     0        (1,300,000)
                                                   ------------      ------------
                                                   $          0      $  6,973,000
                                                   ============      ============

4.       Participating Mortgage Loan Payable:

         On July 7, 1995, the Trust entered into a new loan agreement in the aggregate amount of $8,500,000. A portion of the proceeds were used to retire the existing mortgage loan payable and the remainder up to a total of $7,450,000 was used to fund the development of the Vintner Square Shopping Center. The entire principal amount of this loan was paid on September 18, 1996 from proceeds from the sale of the property. The financing agreement extended through June 1, 1998 and required interest payments at a rate equal to 11% per annum, plus an additional 2% per annum if target net operating income levels are achieved during the first 18 months of the loan term. The note terms required a preferred return payable to the lender from excess Cash Flows, as defined, including a specified participation and rate of return associated with any sale or refinancing of the property. The note stipulated that the lender was to participate in sale proceeds in excess of certain stated amounts. Restrictive covenants associated with the financing precluded the payment of dividends until the loan was repaid.

5.       Commitments:

         In connection with the rehabilitation and expansion of the shopping center (see Note 4), the Trust entered into construction contracts with three general contractors aggregating approximately $4,650,000.

6.     Notes Receivable from Beneficiaries:

       These are four notes from former officers of the Trust that are secured by the Certificates of Beneficial Interest. All liquidating distributions are applied directly to the balances of these notes, however, the remaining distributions will not be sufficient to retire the remaining balances. The notes are with full recourse to the makers.

7.     Extraordinary Item:

       The Trust paid a $12,000 pre-payment penalty in connection with the satisfaction of a $300,000 second mortgage loan secured by the property.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition:

Net investment in real estate decreased from December 31, 1995 to September 30, 1996 by $8,441,000 resulting from the sale of the Vintner Square Shopping Center.

Cash and cash equivalents increased from December 31, 1996 to September 30, 1996 by $2,573,000 resulting from cash received in the sale of the Shopping Center.

A total of $1,841,000 of restricted cash was held on September which included a hold-back of $1,233,000 by the new lender for the Buyer of the Shopping Center until the final completion of construction of the improvements and $492,000 in dispute on the calculation of the construction lender's participation in sales proceeds.

Participating mortgage loan payable decreased from December 31, 1995 to September 30 by $4,172,000 resulting from the sale of the Vintner Square Shopping Center.

Project development costs payable of $1,258,000 were outstanding as of September 30, 1996. These costs were comprised of remaining construction costs for two new buildings totaling 11,500 square feet to accommodate four tenants and a retained amount due the general contractor upon completion of "punch list" items on a third new building, remodeling of the original buildings and sitework. These costs also include tenant improvements and leasing commissions. Total costs of renovation of the structures, construction of new buildings and on and off-site costs such as utilities, landscaping, lighting, traffic signalization and parking lot improvements exceeded the original budget for the project by approximately $750,000. The majority of the costs for the project were included in "hard construction bids", however the remodeling cost budget was based on the contractor's estimate because of the difficulty of predetermining detailed costs in executing a remodeling project. The costs of the 11,500 square feet of new buildings were also initially determined by contractor's estimate because the final working architectural drawings and specifications were not completed at the time of initial project cost estimates.

Results of Operations:

      Nine months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995:

      A $1,274,000 loss was recorded in the nine months ended September 30, 1996 as compared with a loss of $2,542,000 in the comparable period in 1995. The difference was due to the reserves described above which were taken in the second quarter, 1995.

      Rental income increased during the period as did rental operating expenses due to the commencement of the higher rent from Orchard Supply Hardware new facility.

      The sale of the Shopping Center in the third quarter, 1996 resulted in a gain on the sale of $491,000.

      Mortgage loan interest increased during the period by $1,838,000 from increases in the construction loan for the Shopping Center and the participating interest charges realized upon the closing of its sale on September 18, 1996.

      Three Months Ended September 30, 1996 compared to the Three Months Ended September 30, 1995:

      A $1,107,000 loss was recorded in the three months ended September 30, 1996 as compared with a loss of $27,000 in the comparable period in 1995. The difference was due to the interest charges from the construction loan balance carried during the quarter and the participating interest recognized upon closing of the sale of the shopping center.

      Rental income increased over the previous period by $153,000 resulting from a higher rent from Orchard Supply Hardware.

      The $491,000 gain on sale of investment was a result of the sale of the Shopping Center.

      The $1,709,000 increase in mortgage loan interest resulted from increases in the construction loan commencing with loan draws in the fourth quarter, 1995 and the additional participating interest charged upon closing of the sale of the shopping center.

Potential Factors Affecting Future Operating Results:

ON JUNE 28, 1996 THE TRUST ENTERED INTO AN AGREEMENT TO SELL THE SHOPPING CENTER PROVIDING FOR THE CLOSE OF ESCROW NOT LATER THAN AUGUST 30, 1996. THE PURCHASE AND SALE AGREEMENT WAS CONDITIONED UPON THE BUYER OBTAINING A FINANCING COMMITMENT BY JULY 29, 1996. THIS COMMITMENT WAS SECURED AND THE BUYER PLACED A $414,00 NON-REFUNDABLE DEPOSIT IN ESCROW. THE TRANSACTION WAS COMPLETED WITH THE ESCROW CLOSING ON SEPTEMBER 18, 1996.

The Purchase and Sale Agreement provided for the sale to close before the completion of all of the improvements to the property. The Buyer's lender required a hold-back of $1,233,000 until those improvements were completed and rental commences from the tenants taking occupancy. The improvements required to be completed pursuant to the hold-back are anticipated to be completed by December 1, 1996. A portion of this hold-back amount may be retained by the lender until all of the tenants taking occupancy commence rental payment. The Trust expects to receive the entire amount of this hold-back from which the remaining construction costs will be deducted.

In addition to the lender hold-back there is a $65,000 hold-back by the Buyer to be released to the Trust upon rental commencement of the tenants in the buildings that will be fully completed December 1, 1996. It is anticipated that a portion of this hold-back will not be recovered by the Trust.

The remaining costs to finish the construction and the installation of tenants will be determined during the fourth quarter, 1996. The results for the balance of 1996 will be impacted by the amount of these costs as will the final distribution amount to the unitholders.

The construction loan for the Shopping Center had a participation formula that provides for the payment of an additional six percent interest to the lender and a division of the proceeds of sale in accordance with an agreed-upon formula. The Trust and the lender are in dispute over the calculation of the additional interest participation and a mediation meeting with a third party mediator has been scheduled for December 20, 1996. The disputed amount is $492,000. The results of the attempt to settle this dispute will impact the performance in the fourth quarter, 1996.

                           PART II - OTHER INFORMATION


Items 1 through 5 are not applicable.


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



                                       GRUBB & ELLIS REALTY INCOME
                                       TRUST, LIQUIDATING TRUST



                                      By:  /s/ HAROLD A. ELLIS, JR.
                                           -------------------------------------
                                           Harold A. Ellis, Jr., Trustee


Dated:  November 8, 1996