Form 10-K
period 1996-12-31
GRUBB & ELLIS REALTY INCOME TRUST LIQUIDATING TRUST
filed 1997-09-02
CIK 763977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ___________ to ___________.

                        COMMISSION FILE NUMBER 0-13647 *

           GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST (Exact name of registrant as specified in its charter)

                CALIFORNIA                               [94-6649376]
        (State or other jurisdiction       (I.R.S. employer identification no.)
      of incorporation or organization)

                              351 CALIFORNIA STREET
                                   SUITE 1150
                         SAN FRANCISCO, CALIFORNIA 94104
               (Address of principal executive offices)(Zip code)

                                 (415) 391-9800
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE.
                                (Title of class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE.
                                (Title of class)

* GRUBB & ELLIS REALTY INCOME TRUST LIQUIDATING TRUST IS THE DISTRIBUTEE OF THE ASSETS OF GRUBB & ELLIS REALTY INCOME TRUST, AND FILES REPORTS UNDER GRUBB & ELLIS REALTY INCOME TRUST'S FORMER COMMISSION FILE NUMBER.

                                                      Total Pages:            31
                                                      Exhibit Index on Page:  30

                                     PART I

ITEM 1.  BUSINESS.

LIQUIDATION OF REIT

        Grubb & Ellis Realty Income Trust (the "REIT") was a California corporation that elected to operate as a real estate investment trust pursuant to Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The REIT was organized in February 1985 and was designed as an investment vehicle for income-oriented investors, including individual retirement accounts and HR-10 Plans. Its investment objective was to provide current income and capital appreciation and to protect shareholders' capital by investing in a professionally managed portfolio of real estate investments. The REIT's shares were formerly registered with the Securities and Exchange Commission (the "Commission") under Section 12(g) of the 1934 Act and were formerly listed on the Nasdaq National Market System ("Nasdaq").

        At a meeting on January 22, 1990, the Board of Directors of the REIT (the "Directors") determined that it was in the best interests of the REIT's shareholders to liquidate the remaining assets of the REIT. The Directors unanimously approved the Plan of Liquidation and Dissolution (the "Plan"), and directed that the Plan be submitted to the REIT's shareholders for adoption at the REIT's annual meeting of shareholders. At the annual meeting held on May 15, 1990, a majority of the REIT's shareholders approved the Plan.

FORMATION OF LIQUIDATING TRUST

        The Plan authorized the Directors to dispose of all of the assets of the REIT, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute to or for the benefit of its shareholders all of the REIT's assets, including interests in any liquidating trust established in connection with the complete liquidation of the REIT. The Plan provided that if 24 months after the adoption of the Plan by the shareholders, the REIT still had outstanding debts, obligations or liabilities or owned any assets, the assets (subject to the outstanding debts, obligations and liabilities) would be transferred to a liquidating trust known as the Grubb & Ellis Realty Income Trust Liquidating Trust (the "Liquidating Trust").

        The 24-month period provided for in the Plan ended on May 14, 1992. As of that date, the Liquidating Trust had assigned, sold or otherwise disposed of all of the REIT's real estate assets except for the Livermore Arcade Shopping Center, a 110,000 square foot Shopping Center located in Livermore, California (the "Shopping Center"), and a $5,750,000 mortgage loan on a commercial building in Glendora, California (the "Glendora Mortgage Loan").

        Accordingly, the Directors established the Liquidating Trust to continue winding up the REIT's affairs. On May 14, 1992, the REIT transferred its remaining assets, subject to its remaining liabilities, to the Liquidating Trust pursuant to a liquidating trust agreement (the "Liquidating Trust Agreement"). The Directors were the initial trustees of the Liquidating Trust (the "Trustees"). Should any of the Trustees die or become incapacitated, the remaining Trustees may appoint replacements therefor.

        On the date the assets of the REIT were transferred to the Liquidating Trust, the REIT formally closed its stock transfer books and requested the National Association of Securities Dealers to cease carrying quotations of the REIT's shares on Nasdaq. On that date, the REIT filed with the California Secretary of State a certificate indicating that the REIT had ceased doing business and had dissolved. Upon completion of the foregoing steps, the REIT no longer had any assets or shareholders, and filed Form 15 with the Commission to terminate the registration of its stock under Section 12(g) of the 1934 Act and cease filing periodic reports with respect thereto.

        All shareholders of the REIT are deemed to be beneficial owners (the "Beneficiaries") of a pro rata share of the aggregate beneficial interest of the Liquidating Trust (the "Beneficial Interests"). The shareholders were asked to surrender their stock certificates in the REIT, and in return the shareholders were issued certificates evidencing ownership of the Beneficial Interests. The interests are nontransferable, except by will, intestate succession or operation of law. Such certificates bear legends that clearly indicate the prohibition against transfer.

        The Liquidating Trust's activities are specifically limited to liquidating the assets transferred to it and distributing the proceeds thereof, including holding the assets transferred to it for the benefit of the Beneficiaries, enforcing the rights of the Beneficiaries thereto, collecting income therefrom, providing for the liabilities of the REIT, making liquidating distributions to the Beneficiaries, arranging for the sale of the remaining assets, and taking such other actions as may be necessary to conserve and protect the Liquidating Trust corpus and provide for the orderly liquidation thereof. To the extent the Trustees invest income, and proceeds prior to distribution to Beneficiaries or invest cash retained to meet the Liquidating Trust's expenses and liabilities, such investments may be made in only demand and time deposits at banks or savings institutions, or short-term certificates of deposit or treasury bills.

REPORTS TO BENEFICIARIES

        The Trustees are required to issue annual reports to the Beneficiaries showing the assets and liabilities of the Liquidating Trust at the end of each fiscal year and the receipts and disbursements of the Liquidating Trust for the period. The annual reports also describe the changes in the Liquidating Trust's assets during the reporting period and the actions taken by the Trustees during the period. The Trustees are also required to issue to the Beneficiaries discretionary interim reports whenever, in the opinion of the Trustees, a significant event relating to the Liquidating Trust's assets has occurred.

        Under an arrangement with the Commission, the Liquidating Trust previously filed with the Commission copies of the quarterly reports to Beneficiaries under a Form 8-K cover sheet and copies of the annual report to Beneficiaries under a Form 10-K cover sheet. The Liquidating Trust now files such reports to Beneficiaries with the Commission along with the additional information required by Form 10-Q and Form 10-K.

EXTENSION OF TERM OF LIQUIDATING TRUST

        The original Liquidating Trust Agreement provided that the Liquidating Trust would terminate upon the earlier of (i) the disposition of all of the trust's assets and the distribution of the proceeds from such disposition to the Beneficiaries of the Liquidating Trust or (ii) May 14, 1995, which was the third anniversary of the date the assets were first transferred to the Liquidating Trust. The Liquidating Trust Agreement could be amended by a unanimous vote of the Trustees to extend the life of the Liquidating Trust if the events described in (i) above had not occurred by May 14, 1995.

        The Liquidating Trust was able to successfully sell the Glendora Mortgage Loan in March 1994. As of May 14, 1995, the Liquidating Trust's sole remaining asset was the Shopping Center. The existence of certain soil and water contamination at the Shopping Center has severely diminished the property's marketability. (For a description of the environmental situation, see "- Livermore Arcade Shopping Center.") As described in the reports to Beneficiaries previously distributed, the Trustees have taken various steps in order to enhance the attractiveness of the Shopping Center to potential purchasers, including but not limited to implementing an on-going environmental remediation program to secure certain approvals and clearances from various environmental agencies and renegotiating leases with major tenants. Notwithstanding these efforts, the Liquidating Trust was unable to dispose of the Shopping Center before May 14, 1995, the termination date of the Liquidating Trust. Accordingly, the Trustees adopted a resolution approving an amendment to the Liquidating Trust Agreement to extend the life of the Liquidating Trust for one year until May 14, 1996. The Trustees anticipated than an additional 6 month extension beyond May 14, 1996 was necessary in order to complete disposition of the shopping center.

ON JUNE 28, 1996 THE TRUSTEES ENTERED INTO AN AGREEMENT TO SELL THE SHOPPING CENTER AND THE ESCROW WAS CLOSED ON SEPTEMBER 18, 1996. THE TERMS OF THE SALE WERE ALL CASH TO THE TRUST EXCEPT FOR $1,234,000 HELD BACK BY THE PURCHASER'S LENDER PENDING THE COMPLETION OF THE TENANT SPACE NOT COMPLETED AS OF THE CLOSING DATE.

LIVERMORE ARCADE SHOPPING CENTER

General Description

        The Shopping Center is located in the city of Livermore in Eastern Alameda County which is linked to the San Francisco Bay Area by Freeway 580 and which is one of the major growth corridors in Northern California.

        Constructed in 1975 by Southern Pacific Development Company, the Shopping Center is anchored by a Safeway supermarket, a Long's Drugs and an Orchard Supply Hardware store. Other well established tenants include Round Table Pizza, Radio Shack, Togo's and First Nationwide Bank. Prior to the commencement of a rehabilitation program in July of 1995, The Shopping Center consisted of 111,000 square feet of retail space. The project was expanded to 138,000 square feet with the completion of the rehabilitation and expansion program.

Summary of the action steps taken to sell the Shopping Center

        ENVIRONMENTAL - In anticipation of the liquidation Plan being adopted in 1990 the Directors instructed Grubb & Ellis Realty Advisors, (the "Advisor") to solicit offers for the Shopping Center which had been purchased by the REIT in 1988. In April, 1990 a prospective purchaser's environmental consultant report revealed that a dry cleaning store had discharged perchloroethelyne (PCE) into a sewer line that had a separation in it due to a construction defect. The REIT retained environmental counsel and with its environmental consultant proceeded to investigate the cause of this contamination. When the Shopping Center was acquired by the REIT in 1988 the environmental examination done at that time did not indicate the property had an environmental problem. The studies initiated in 1990 and continued into 1992 determined that the PCE release occurred primarily as a result of an equipment failure in 1982 of a defective dry cleaning machine that released PCE into the sewer system.

        Further investigation revealed that there was another dry cleaner in the shopping center across the street and down gradient that was also releasing PCE into the ground. Counsel confirmed this finding and determined that the parties associated with the other shopping center were also responsible for the underground plume of PCE that had been created by these two dry cleaners.

        In 1992, the REIT filed suit against all known responsible parties for this contamination. This suit included dry-cleaning equipment manufacturers and operators, present owners of the adjoining shopping center, previous owners of the Shopping Center and the environmental consultant that performed the original Phase I investigation for the REIT that failed to identify this contamination.

        Shortly after discovering this problem, the REIT made the decision to proceed ahead immediately with proper environmental characterization and remediation efforts. Between 1991 and 1993, approximately $1,146,000 was spent on conducting pilot study remediation and development of a remedial action plan. Proactive cooperation with the lead regulatory authority, the San Francisco Regional Water Quality Control Board, ("RWQCB"), led to the issuance of a Clean Up and Abatement Order in late 1993 which accomplished several things. First, this order approved the Remedial Action Plan which sets forth a clear path and approval process for site closure. Secondly, this order specifically named as responsible 15 parties, including dry cleaning operators and past property owners of both shopping centers.

        The issuance of the Clean Up and Abatement Order was instrumental in bringing all of the parties named in the aforementioned litigation to the table, including substantial insurance coverage provided by the dry cleaning equipment manufacturers and operators. The pending litigation and Clean Up and Abatement Order resulted in voluntary mediation sessions in late 1993 and early 1994. A global settlement agreement was reached in early 1994 that accomplished the following. First, the Liquidating Trust was reimbursed for out of pocket costs totaling approximately $1,000,000. Second, a clean up fund was established in the amount of $900,000 to complete the remediation and site closure process. At that time a lump sum clean-up contract was executed between the settling parties and the environmental contractors to remediate the site and obtain site closure from the RWQCB. This is an important contract because it puts the environmental clean up contractor at risk for a fixed fee to obtain a no further action clearance from the RWQCB. This settlement agreement also established an allocation framework for additional capital contributions by the parties in the event that additional PCE contamination is discovered in the future. This is a favorable agreement for the Liquidating Trust because it releases all of the parties with regard to known contamination, but does not release these parties from future unknown PCE contamination.

        The Remedial Action Plan has been in implementation since mid-1993 and was completed in December, 1995. The environmental contractor obtained a no further action letter from the RWQCB under its Non-Attainment Zone closure policy, which involves submittal of a site wide risk management plan and ongoing quarterly monitoring. The Liquidating Trust has also obtained a letter from the RWQCB confirming the closure strategy and timing. This letter also states that the RWQCB will not hold future lenders and owners of the Shopping Center responsible for the PCE contamination. This letter represents a major achievement in eliminating environmental risks associated with this property.

        In addition to the PCE contamination described above, an offsite migration of hydrocarbon has impacted a portion of the Shopping Center. It has been determined that a major oil products conglomerate, is responsible for this contamination. They have acknowledged their responsibility and implemented a remediation plan pursuant to orders from Alameda County. They have also executed an indemnification agreement for the benefit of the Liquidating Trust and have reimbursed the Liquidating Trust for its past out of pocket costs with regard to this issue.

        In summary, the Trustees believe the Liquidating Trust has substantially reduced its financial liability with respect to both the PCE and hydrocarbon contamination. In the event the clean up fund is insufficient, the Liquidating Trust is one of 15 parties that has potential liability.

        CITY REDEVELOPMENT PROJECT APPROVAL - Immediately after successful completion of the environmental litigation, negotiations began with the major tenants to extend or renew their leases and to implement the entitlement process for a redevelopment of the Shopping Center. The Safeway, Longs Drugs and Orchard Supply leases were all scheduled to expire in the near future and if they had been allowed to terminate the Trustees believed there was a strong likelihood that the Shopping Center would have lost them to other locations with a resulting negative impact of the value of the property. Orchard Supply advised the Liquidating Agent that they would only stay if they could have an expanded facility as part of a redevelopment of the entire Shopping Center. This required the acquisition of the leased land underneath the existing Orchard store which was facilitated by the City of Livermore Redevelopment Agency entering into a Development Agreement with the Liquidating Trust which gave the City the right to use its powers of eminent domain to acquire that parcel, if necessary.

        Following the Liquidating Trust being selected as the Master Developer by the City, the owners of two parcels, necessary to acquire in order to complete an agreement with Orchard Supply, agreed to sale terms that enabled the Liquidating Trust to complete those acquisitions.

        MAJOR TENANT LEASE NEGOTIATIONS - With the site assemblage resolved, the Liquidating Agent was able to complete a Lease/Build to Suit agreement with Orchard Supply for a new 47,024 square foot facility to serve as the key element of the redevelopment of the entire Shopping Center.

        Both Longs Drugs and Safeway were willing to engage in lease renewal negotiations once they had solid evidence that the environmental issue was being resolved and the redevelopment of the Shopping Center was going to proceed. A new 15 year Long's lease was executed in June of 1995 and an amendment to the Safeway lease renewing it for 15 years was executed in January of 1996.

        Relocation of three tenants within the Shopping Center was completed enabling the demolition of a portion of the Shopping Center which was necessary to accommodate the new Orchard Supply expanded facility.

        ENTITLEMENTS - The revised Shopping Center design and site plan was developed and approved by the Planning Commission and City Council, as well as all of the tenants, during 1994. Following these approvals an architectural contract was executed for the working drawings for the project which have now been completed. The contractors were then selected and the costs for the project were value-engineered to the point that they were consistent with the budget established for the project. Building permits for the work were issued in July 1995 and construction commenced on July 10, 1995.

        FINANCING - Construction financing for the rehabilitation and expansion was finalized in July , 1995. (See note 6 to the financial statements for a description of the financing.)

        CURRENT STATUS OF CONSTRUCTION - Construction of the balance of the tenant spaces was completed on March 7, 1997 and the Trust is, as of the date of this filing, working with the Purchaser's lender to get a full release of the loan funds held back pending the completion of construction. It is anticipated these funds will be released in April, 1997 at which time the final liquidating distribution to the Unitholders will be made.

        SHOPPING CENTER SALE EFFORTS - Following the initial efforts to sell the Shopping Center which resulted in the discovery of the environmental contamination in 1990, the Trustees directed the Liquidating Agent to hold discussions with parties who had expressed interest in purchasing the Shopping Center. Several attempts to solicit interest resulted in the conclusion that it would not have been possible to secure a binding agreement to sell the property until the environmental damage had been characterized and the cost to remediate determined. Further, the Trustees felt the most important immediate objective was to fix the responsibility for who was going to contribute how much toward the remediation which placed priority on pursuing a settlement to cover the remediation costs by the responsible parties. The major tenants were also waiting to see if these problems could be solved before they would consider renewing their lease commitments.

        The Trustees concluded in late 1993 that in order to sell the property every effort should be made to demonstrate the viability of the Shopping Center while the remediation program was underway by attempting to put together all of the key elements of a redevelopment program for the property. It was felt that these efforts, if successful, would help to retain and add value to the Shopping Center during a time period when there were no candidates available to pay a reasonable price for the property due to its environmental impairment. Thus, when site closure is obtained from the RWQCB, the property would be desirable to an investor upon completion of the redevelopment or to a developer during the course of development. The Trustees also believed that completing all of the tenant, site assemblage and financing commitments along with entitlements and construction bids would add value to the property as soon as actual construction commenced.

        Construction started on July 10, 1995 and the environmental contractor completed the site wide risk management plan and submitted it to the RWQCB on September 13, 1995. An offering memorandum was prepared and submitted to prospective purchasers in February, 1996 and offers to purchase the property were received in March and April 1996 culminating in an executed Purchase and Sale Agreement on June 28, 1996. The sale was closed on September 18, 1997.

        The property was 99.71% leased at February 29, 1997 expressed as a percentage of the 138,173 square feet total upon completion. The following table represents information regarding major tenants as well as all other tenants who have executed leases.


                                                                               Lease
Tenants                       Business       Annual Minimum Rent            Expiration
-------                       --------       -------------------            ----------
Safeway Stores                Grocery            $ 160,491                   02/29/11
Long's Drug Stores            Drug Sales           159,000                   02/29/11
Orchard Supply                Hardware Sales       473,628                   03/31/16
Noah's Bagels                 Restaurant            46,908                   04/28/06
Presto Prints                 Photo Services        23,400                   04/28/01
Great Clips                   Hair Salon            27,000                   04/28/01
Radio Shack                   Electronics Sales     39,195                   06/30/05
Mike's Cleaners               Dry Cleaning          31,673                   05/15/05
Una Mas Taqueria              Restaurant            28,980                   07/30/06
Boston Market                 Restaurant            73,920                   07/30/06
Togo's                        Restaurant            34,800                   01/15/06
Round Table Pizza             Restaurant           105,838                   02/15/06
First Nationwide Bank         Banking               37,922                   10/01/00
Starbuck's                    Coffee                29,670                   11/01/06
Pet Food Express              Pet Food             112,464                   03/07/07
VIP Cellular                  Electronics Sales     16,500                   01/01/02
Nations Burgers               Fast Food             46,569                   01/15/03
Baskin Robbins                Fast Food             22,529                   01/15/03


ITEM 2.  PROPERTIES.

        [The Liquidating Trust does not lease office space.]


ITEM 3.  LEGAL PROCEEDINGS.

        See "Item 1 - Business" for a description of the legal proceedings regarding the Shopping Center.

        [There are no other material administrative or judicial legal proceedings.]

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        No matters were submitted during the fourth quarter of 1996 to a vote of security-holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        There is no public market for the Beneficial Interests of the Liquidating Trust. On May 14, 1992 (the date the assets of the REIT were transferred to the Liquidating Trust), the REIT formally closed its stock transfer books and requested the National Association of Securities Dealers to cease carrying quotations of the REIT's shares on Nasdaq. On that date, the REIT filed with the California Secretary of State a certificate indicating that the REIT had ceased doing business and had dissolved. Upon completion of the foregoing steps, the REIT no longer had any assets or shareholders, and filed Form 15 with the Commission to terminate the registration of its stock under
Section 12(g) of the 1934 Act and cease filing periodic reports with respect thereto.

        The Beneficial Interests are not transferable except by will, intestate succession, or operation of law. As of December 31, 1996, the Liquidating Trust had approximately 2,000 Beneficiaries and approximately 2,803,169 units of Beneficial Interest outstanding.


ITEM 6.  SELECTED FINANCIAL DATA.

        The following selected financial data of the Liquidating Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto and other financial data included elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

Operating Results and Distributions

                                                        Liquidating Trust                       Predecessor Trust
                                                     ------------------------                   ------------------
                                                     Year Ended December 31,
                                        ------------------------------------------------
                                          1996          1995          1994        1993     5/15-12/31/92   1/5-5/14/92
                                        -------       -------       -------      -------   -------------   -----------
                                                      (in thousands, except for per share/unitamounts)
Total revenue                           $   732       $   863       $ 1,109      $ 1,879      $  1,043           653
Net (Loss) Income                        (1,795)       (2,885)           90          708           384           204
Dividends paid                               --            --            --           --            --         1,653
Liquidating distributions paid            1,626             0         5,655          348           406         1,450

Per share/unit:
    Net (Loss) Income                   $  (.64)      $ (1.03)      $   .03      $   .24      $    .36      $    .23
    Liquidating distributions paid      $   .58       $     0       $  1.95      $   .12      $    .14      $    .57

Portfolio and Balance Sheet Data

                                                          Year Ended December 31,
                                     ---------------------------------------------------------------
                                       1996          1995         1994          1993           1992
                                     -------       -------       -------       -------       -------
                                              (in thousands, except for per share/unit amounts)
Mortgage loans, net                       --            --            --       $ 5,750       $ 5,750
Equity investments, net                   --         8,441         7,963         7,328         7,503
Total assets                           2,180         8,515         9,832        15,352        15,423
Loans payable, net                        --         4,172         2,648         2,452         2,557
Beneficiaries' equity                  1,139         4,287         7,172        12,638        12,278
Beneficiaries' equity per share      $   .41*      $  1.53*      $  2.56*      $  4.36*      $  4.23*

----------
* Reflects reduction from payment of liquidating distributions of $1,450,000 or $.61 per unit in 1992, $348,000 or $.12 per unit in 1993, $5,655,000 or $1.95 per unit in 1994 and $1,626,000 or $.58 per unit in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto.

        The financial statements contained in the reports to the Beneficiaries since the Liquidating Trust's formation in May 1992 were not prepared in accordance with generally accepted accounting principles ("GAAP"), as required by the Liquidating Trust Agreement. However, the Liquidating Trust's annual financial statements were audited by Coopers & Lybrand, L.L.P. independent public accountants, although the Liquidating Trust was not required to have such financial statements audited. Coopers & Lybrand, L.L.P. also served as the independent public accountants for the REIT during its existence. The Liquidating Trust overlooked the GAAP requirement when making the decision to prepare such financial statements on a modified cash basis of accounting, which was considered by the Liquidating Trust to be a more cost effective method than GAAP because it conformed to the trust tax reporting requirements to which the Liquidating Trust is subject. According to Coopers & Lybrand, L.L.P. there was no material difference in the financial statements during the May, 1992 to December 31, 1994 period between the GAAP and modified cash basis of accounting.

        The financial statements contained herein have been prepared in accordance with GAAP.

RESULTS OF OPERATIONS
1996 COMPARED TO 1995

        The Trust recorded a loss of $1,795,000 in 1996 vs. a loss of $2,885,000 in 1995 primarily due to the loss resulting from the sale of the Shopping Center.

        Rental income decreased to $712,000 in 1996 from $832,000 in 1995, or 14%, due to loss of rental income from disruption from the demolition and rehabilitation program.

        Mortgage loan interest increased to $443.000 in 1996 from $361,000 in 1995 due to increased allocation of the debt borrowed to pay for construction and development costs for the Shopping Center.

        The Liquidating Agent's fee expense was $0 in 1996, down from $24,000 in 1995 as a result of the elimination of the fee effective July 1, 1995.

1995 COMPARED TO 1994

        The Trust recorded a loss of $2,885,000 in 1995 vs. a profit of $90,000 in 1994 primarily due to the recording of reserves related to the Shopping Center. A reserve of $1,300,000 was recorded to reflect a reduction in the net book value of buildings and improvements for those assets that are being demolished in connection with the rehabilitation of the Shopping Center to make room for the construction of the new Orchard Supply Hardware store. The Trust also developed an estimate of the Shopping Center's future market value after completion of the rehabilitation and expansion, and taking into account the repayment terms of the loan. Based on that estimate, the Trust recorded an additional net realizable value reserve allowance of $1,300,000 as of June 30, 1995, which was increased to $1,500,000 as of December 31, 1995.

        Rental income decreased to $863,000 in 1995 from $891,000 in 1994, or 3%, due to flat to declining sales experienced by several tenants resulting from disruption from the demolition and rehabilitation program.

        Rental operating expenses decreased to $284,000 in 1995 from $376,000 in 1994, or 24%, due lower occupancy in the Shopping Center from tenants leaving to make room for the demolition and new construction.

        Mortgage loan interest increased to $361,000 in 1995 from $243,000 in 1994 due to increased allocation of the debt borrowed to pay for construction and development costs for the Shopping Center.

        The Liquidating Agent's fee expense was $24,000 in 1995, down from $68,000 in 1994 as a result of the sale of a mortgage note asset in 1994 and the elimination of the fee effective July 1, 1995.

        General and Administrative expenses reduced to $89,000 in 1995 from $118,000 in 1994, or 25%, resulting from lower legal and accounting expenses.

1994 COMPARED TO 1993

        The Liquidating Trust's net income decreased to $90,000 in 1994 from $708,000 in 1993, or 87%, due to reduction in interest income from the sale of the Glendora Mortgage Loan and increased vacancy in the Shopping Center.

        Rental income decreased to $891,000 in 1994 from $1,032,000 in 1993, or 14%, due to the expiration of leases in the space scheduled to be demolished to make room for the planned new Orchard Supply Hardware store in the Shopping Center.

        Rental operating expenses decreased to $376,000 in 1994 from $448,000 in 1993, due to lower occupancy in the Shopping Center.

        The Liquidating Agent's fee was reduced from $6,500 per month to $4,000 in March, 1994 reflecting the sale of the Glendora Mortgage Loan. The Liquidating Agent was paid a disposition fee of $28,000 (.50% of the selling price) in connection with the sale.

INFLATION

        The moderate inflation environment following the 1991 recession continued during the 1993 through 1996 time period. The Liquidating Trust's only property, the Shopping Center, has experienced flat to declining sales volumes from its tenants due to disruption from the redevelopment program during 1995-96 and competition from new retail development in the market. It is unlikely that inflation in the economy in the near term will have any significant impact on future sales figures. The Trustees believe the planned expansion and rehabilitation of the Shopping Center will increase customer traffic and retail sales.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

        The closing of the Shopping Center sale on September 18, 1996 occurred prior to the completion of two building shells totaling 15,000 square feet and tenant spaces in two other buildings. The final costs of these buildings and tenant spaces were based on contractor bids and tenant improvement estimates. The buildings were completed in December, 1996 and the tenant spaces in March 1997. As of March 21, 1997 final costs were being negotiated with the two general contractors who performed work on the project.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1996 the Liquidating Trust had $2,153,000 in cash and cash equivalents of which $1,845,000 was restricted cash. These cash balances resulted from the sale of the Shopping Center. The balance of the cash from the sale, $1,626,000, was distributed in October, 1996. The Trustee believes that sufficient cash is available to complete the payment for the rehabilitation and expansion of the Shopping Center.

ESTIMATED PROCEEDS FROM LIQUIDATION

        As of December 31, 1991 the REIT revised estimates for liquidation proceeds which were based on appraisals done in December 1990. The total estimated remaining liquidation proceeds as of December 31, 1991 were $4.17 per share based on 2,899,999 shares of the REIT then outstanding. Since that estimate the following liquidating distributions have been made:

                                            Liquidating
Declaration    Record        Payment        Distributions
Date           Date          Date           Per Unit
01/24/92       02/07/92      02/21/92          .50
04/17/92       04/30/92      05/14/92          .07
Converted to Liquidating Trust on 5/14/92
               07/31/92      08/14/92          .07
               11/27/92      12/11/92          .07
               02/13/93      02/27/93          .07
               05/06/93      05/20/93          .05
               03/14/94      04/14/94         1.95
               10/04/96      10/28/96          .58
                                             -----
Total                                        $3.36
                                             =====


        The following table sets forth a calculation of the remaining estimated net liquidating cash proceeds after making assumptions regarding the costs of sale, the repayment of liabilities and collection of other assets.

        Sales price of Shopping Center (net of selling costs)                        $14,300,000

        Lender participation in net sales proceeds                                    (1,551,000)

        Cash, cash equivalents and proceeds from other assets, less repayment of liabilities (including unsecured financing sources in the Shopping
        Center which includes rehabilitation and expansion costs)

        Estimated proceeds of liquidation                                              1,110,000

        Total number of units of Beneficial Interest outstanding                       2,803,169

        Estimated remaining liquidation proceeds per unit                             $      .40

        While the Trustee and the Liquidating Agent believe that the assumptions and projections used in arriving at their estimate of net liquidating cash proceeds are reasonable, there can be no assurance that such assumptions will in fact prove correct. Accordingly, there can be no assurance that the actual distribution will not be at an amount that will vary materially from the Trustees' and Liquidating Agent's estimates of net liquidation values.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----

Report of Independent Accountants..........................................................14

Statements of Assets & Liabilities at December 31, 1996 and 1995...........................15

Statements of Income for the years ended December 31, 1996, 1995 and.......................16

Statements of Beneficiaries' Equity for the years ended December 31, 1996, 1995 and 1994...17

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994..............18

Notes to Financial Statements...........................................................19-26

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                                     -------

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                                  [LETTERHEAD]
                            COOPERS & LYBRAND L.L.P.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustees and Beneficiaries of
  Grubb & Ellis Realty Income Trust,
  Liquidating Trust:

We have audited the accompanying statements of assets and liabilities of Grubb & Ellis Realty Income Trust, Liquidating Trust as of December 31, 1996 and 1995, and the related statements of operations, beneficiaries' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and liabilities of Grubb & Ellis Realty Income Trust, Liquidating Trust as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                            /s/ COOPERS & LYBRAND L.L.P.
                            Coopers & Lybrand L.L.P.

San Francisco, California
February 21, 1997

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                      STATEMENTS OF ASSETS AND LIABILITIES
                           December 31, 1996 and 1995

                                     -------


                   ASSETS                                            1996               1995
                                                                ------------       ------------
Equity investment, at cost:
   Land                                                                   --       $  5,795,000
   Buildings and improvements                                             --          4,026,000
   Less:  Accumulated depreciation                                        --         (1,214,000)
             Real estate investment reserves                              --         (2,039,000)
                                                                ------------       ------------
                                                                          --          6,568,000
                                                                ------------       ------------
   Property under development                                             --          1,873,000
                                                                ------------       ------------
            Investments in real estate                                    --          8,441,000
Cash and cash equivalents                                       $    308,000             64,000
Restricted cash                                                    1,845,000                 --
Prepaid expenses and other assets                                     27,000             10,000
                                                                ------------       ------------

               Total assets                                     $  2,180,000       $  8,515,000
                                                                ============       ============
               LIABILITIES AND
            BENEFICIARIES' EQUITY

Liabilities:
   Notes payable                                                          --       $  4,172,000
   Other liabilities                                            $  1,041,000             56,000
                                                                ------------       ------------
            Total liabilities                                      1,041,000          4,228,000
                                                                ------------       ------------
Commitments and contingencies (Note 8)

Beneficiaries' equity:
   Units of beneficial interest                                   12,737,000         12,737,000
   Notes receivable from beneficiaries                              (251,000)          (338,000)
   Reserve for beneficiaries' notes receivable                       186,000                 --
   Distributions in excess of accumulated earnings               (11,533,000)        (8,112,000)
                                                                ------------       ------------
            Total beneficiaries' equity                            1,139,000          4,287,000
                                                                ------------       ------------
               Total liabilities and beneficiaries' equity      $  2,180,000       $  8,515,000
                                                                ============       ============


                     The accompanying notes are an integral
                       part of these financial statements.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995, and 1994

                                     -------


                                                          1996              1995              1994
                                                      -----------       -----------       -----------
Revenue:

   Mortgage loan interest:
      Base interest income                                     --                --       $   137,000
      Participation income                                     --                --            21,000
   Rental income                                      $   712,000       $   832,000           891,000
   Short-term investment interest                          20,000            31,000            60,000
                                                      -----------       -----------       -----------
                                                          732,000           863,000         1,109,000
                                                      -----------       -----------       -----------
Expenses:

   Rental operating expenses                              279,000           284,000           376,000
   Interest                                               443,000           361,000           243,000
   Depreciation and amortization                               --           175,000           169,000
   Liquidating agent fee                                       --            24,000            68,000
   Asset disposition fee                                       --                --            29,000
   Directors' fees and expenses                            15,000            15,000            16,000
   General and administrative expenses                     96,000            89,000           118,000
   Real estate investment reserves                             --         2,800,000                --
   Reserve for beneficiaries' receivables                 186,000                --                --
                                                      -----------       -----------       -----------
                                                        1,019,000         3,748,000         1,019,000
                                                      -----------       -----------       -----------
               (Loss) income before loss on sale
                  of real estate investment              (287,000)       (2,885,000)           90,000
(Loss) on sale of real estate investment               (1,508,000)               --                --
                                                      -----------       -----------       -----------
               Net (loss) income                      $(1,795,000)      $(2,885,000)      $    90,000
                                                      ===========       ===========       ===========
               Net (loss) income per unit             $      (.64)      $     (1.03)      $       .03
                                                      ===========       ===========       ===========


                     The accompanying notes are an integral
                       part of these financial statements.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                       STATEMENTS OF BENEFICIARIES' EQUITY
              for the years ended December 31, 1996, 1995 and 1994

                                     -------


                                                                        Notes        Distributions    Reserve for
                                                                     Receivable      in Excess of     Beneficiaries'      Total
                                     Beneficiaries'    Interest         from         Accumulated         Note         Beneficiaries'
                                         Units          Amount      Beneficiaries      Earnings       Receivable         Equity
                                    --------------   ------------   -------------    ------------     ----------    ----------------
Balance at January 1, 1994             2,899,999     $ 12,892,000     $ (592,000)    $    338,000             --      $ 12,638,000

Net income                                    --               --             --           90,000             --            90,000

Units repurchased $1.60 per unit         (96,830)        (155,000)            --               --             --          (155,000)

Dividends paid, $1.95 per unit                --               --             --       (5,655,000)            --        (5,655,000)

Repayment of notes receivable from
       beneficiaries                          --               --        254,000               --             --           254,000
                                      ----------     ------------     ----------     ------------     ----------      ------------

Balance at December 31, 1994           2,803,169       12,737,000       (338,000)      (5,227,000)            --         7,172,000

Net loss                                      --               --             --       (2,885,000)            --        (2,885,000)
                                      ----------     ------------     ----------     ------------     ----------      ------------

Balance at December 31, 1994           2,803,169       12,737,000       (338,000)      (8,112,000)            --         4,287,000

Net loss                                      --               --             --       (1,795,000)            --        (1,795,000)

Dividends paid, $.58 per unit                 --               --             --       (1,626,000)            --        (1,626,000)

Reserve for beneficiaries'
       note receivable                        --               --             --               --     $  186,000           186,000

Repayment of notes receivable from
       beneficiaries                          --               --         87,000               --             --            87,000
                                      ----------     ------------     ----------     ------------     ----------      ------------
Balance at December 31, 1996           2,803,169     $ 12,737,000     $ (251,000)    $(11,533,000)    $  186,000      $  1,139,000
                                      ==========     ============     ==========     ============     ==========      ============


   The accompanying notes are an integral part of these financial statements.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994

                                     -------

                                                         1996               1995               1994
                                                     ------------       ------------       ------------
Cash flows from operating activities:
   Net (loss) income                                 $ (1,795,000)      $ (2,885,000)      $     90,000
Adjustments to reconcile net income
      to net cash provided by
      operating activities:
   Loss on sale of real estate investment               1,508,000                 --                 --
   Real estate investment reserves                             --          2,800,000                 --
   Reserve for beneficiaries' receivables                 186,000                 --                 --
   Depreciation and amortization                               --            175,000            169,000
   Write-off of unamortized loan discount                      --             30,000                 --
   Changes in operating assets and liabilities:
      Accounts payable                                    985,000             44,000           (250,000)
      Prepaid expenses and other assets                   (17,000)            69,000             60,000
                                                     ------------       ------------       ------------
            Net cash provided by operating
                 activities                               867,000            233,000             69,000
                                                     ------------       ------------       ------------
Cash flows from investing activities:
   Proceeds from sale of property                      14,491,000                 --                 --
   Proceeds from sale of mortgage receivable                   --                 --          5,750,000
   Acquisition of land                                         --         (1,507,000)          (303,000)
   Reimbursement of environmental costs
         recoverable                                           --                 --            981,000
   Property placed in service                                  --           (264,000)                --
   Property development costs                          (7,558,000)        (1,682,000)          (201,000)
                                                     ------------       ------------       ------------
            Net cash provided (used) by
                 investing activities                   6,933,000         (3,453,000)         6,227,000
                                                     ------------       ------------       ------------
Cash flows from financing activities:
   Principal payments on mortgage loan
         payable                                       (7,200,000)        (2,378,000)          (104,000)
   Proceeds from note payable                           3,028,000          3,872,000                 --
   Dividends paid                                      (1,626,000)                --         (5,655,000)
   Repurchase of beneficial interest units                     --                 --           (155,000)
   Restricted cash                                     (1,845,000)                --                 --
   Principal payments on notes
         receivable from beneficiaries                     87,000                 --            254,000
                                                     ------------       ------------       ------------
            Net cash provided (used) by
                 financing activities                  (7,556,000)         1,494,000         (5,660,000)
                                                     ------------       ------------       ------------
               Net (decrease) increase in
                    cash and cash equivalents             244,000         (1,726,000)           636,000
Cash and cash equivalents, beginning
      of period                                            64,000          1,790,000          1,154,000
                                                     ------------       ------------       ------------
Cash and cash equivalents, end
      of period                                      $    308,000       $     64,000       $  1,790,000
                                                     ============       ============       ============
Supplementary information:
   Cash paid for interest, net of
         amount capitalized                          $    443,000       $    266,000       $    243,000
                                                     ============       ============       ============
Noncash investing activities:
   Note payable to seller for
         land acquisition                                      --                 --       $    300,000
                                                     ============       ============       ============
   Write-off of demolished improvements                        --       $    761,000                 --
                                                     ============       ============       ============

                     The accompanying notes are an integral
                       part of these financial statements.

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                     -------

1.      Organization of the Trust:

        Grubb & Ellis Realty Income Trust, Liquidating Trust (the Trust), a California trust, was organized under an agreement dated May 14, 1992, between the Trustees and Grubb & Ellis Realty Income Trust (the Company) whereby the trustees received all of the assets and assumed all of the liabilities of the Company, which was subsequently dissolved. The purpose of the Trust was to liquidate the remaining Trust property in a manner to conserve and protect the liquidating trust estate, and to collect and distribute the income and proceeds to the beneficiaries of the Trust by May 15, 1996, the date of intended termination. As further explained in Note 3, the Trust's final remaining property, the Livermore Arcade Shopping Center(the Livermore Property), was sold on September 18, 1996 and the Trust is in the process of liquidating all remaining assets. Final liquidation is expected to be completed prior to the conclusion of the second quarter 1997.

        During 1992, day-to-day management of the Trust was conducted by Grubb & Ellis Realty Advisers, Inc. (the Adviser), which was a wholly owned subsidiary of Grubb & Ellis Company. On March 1, 1993 the Trust terminated its management agreement with the Adviser and day-to-day management of the Trust reverted to the Trustees. On March 23, 1993, the Trust contracted with Ellis Partners, Inc. (the Agent), a related party, to manage the Trust (see Note 6).

2.      Summary of Significant Accounting Policies:

        Depreciation:

        Real estate investments were carried at historical cost to the predecessor Company. The Trust depreciated the real estate equity investment on the straight-line method over the estimated useful life of 40 years until December 31, 1995.

        Property Under Development:

        Fees and other direct and indirect construction costs, as well as interest costs incurred on funds borrowed to finance such costs, were capitalized as development costs, and were included in the cost of the investment as construction was completed and the improvements were placed in service. All costs incurred were related to expanding the Livermore Property to enhance its ultimate sales price.


                                   Continued

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                     -------

2.      Summary of Significant Accounting Policies, continued:


        Income Taxes:

        There is no provision for federal and state income taxes since the Trust is not a taxable entity. The beneficiaries are required to include their proportionate share of income or loss in their respective income tax returns.


        Cash and Cash Equivalents:

        Cash equivalents include investments in marketable securities with original maturities of three months or less. All cash and cash equivalents are held by a single financial institution.

        Restricted Cash:

        At December 31, 1996, the Trust had $1,845,000 of restricted cash held in escrow from the sale proceeds of the Livermore Property. These funds are held to pay final construction costs (Note 8), lender participation (Note 4), rent guarantees made by the Trust, and legal fees related to the sale. Any remaining amount after these payments are made will be returned to the Trust and distributed to the beneficiaries.

        Operating Cycle:

        The Trusts' operating cycle is generally one year, however, certain amounts related to the environmental clean-up program extended beyond one year.

        Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


                                   Continued

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                     -------

2.      Summary of Significant Accounting Policies, continued:


        Reclassification of Financial Statements:

        Certain amounts for prior years were reclassified to conform with the 1996 financial statement presentation and have not affected previously reported net income or beneficiaries' equity.


3.      Equity Investment:

        At December 31, 1995, the equity investment consisted only of the Livermore Property in Livermore, California which included:

        (a) a fee ownership of 89,000 square feet of improvements on 9.1 acres of land;

        (b) 2.4 acres of land with 21,000 square feet of improvements which was subjected to a land lease prior to February 1996 when it was purchased for approximately $1,500,000; and

        (c) .8 acres of land contiguous to the shopping center which was purchased in 1995.

        The land purchases were made as part of the plan to expand the shopping center. Interest costs associated with the expansion plan aggregating $89,821 and $70,736 were capitalized during the years ended December 31, 1996 and 1995. No such costs were capitalized in prior periods.


                                    Continued

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                     -------

3.      Equity Investment, continued:

        Prior to the inception of the Trust, the Livermore Property became subject to an environmental clean-up and remediation program to remedy soil contamination caused by a former tenant. As of May 15, 1992 (date of inception) $241,000 had been paid in connection with the testing and remediation program. During 1993, the procedures required to complete the remediation were approved by the Regional Water Quality Control Board (RWCB). The Trust had taken legal action against the former tenant, previous owners and other related parties of the property in order to recover all costs of the clean-up program. A settlement agreement and general release was executed on January 18, 1994 which shifted the liability for the clean-up to a separate entity and incorporated the RWCB's plan approval.

        As a result of the settlement agreement, the Trust's net remediation expenses aggregated $165,000. However, during the years ended December 31, 1994 and 1993 the Trust paid remediation costs of $252,000 and $318,000, respectively. During 1994, the Trust was reimbursed for $981,000 of the aggregate $1,146,000 in costs paid. The accompanying financial statements reflect the ultimate outcome of the amounts expended by the Trust in connection with the environmental clean-up program. Currently, the estimated costs to complete the clean-up program are not anticipated to exceed funds made available pursuant to the settlement agreement.

        Due to the environmental clean-up program, plans to expand and ultimately sell the Livermore Property were delayed. However, on July 7, 1995, the Trust executed a loan agreement which provided funds for financing the rehabilitation and expansion of the shopping center. In addition, the Trust finalized lease renewals with the three major tenants in the center, Orchard Supply Hardware, Long's Drugs and Safeway Stores.

        The Orchard Supply lease involved a build-to-suit agreement for a new building. Construction activities started in July 1995 and included the demolition of a portion of the shopping center. The Trust recorded a reserve approximating $1,300,000 in the quarter ended June 30, 1995, to reflect a reduction in the net book value of buildings and improvements for those assets being demolished. At December 31, 1995, $761,000 of improvements for which the reserve was established, had been demolished.


                                    Continued

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                     -------

3.      Equity Investments, continued:

        The Trust had also developed an estimate of the shopping center's future market value after completion of the rehabilitation and expansion, and taking into account the repayment terms of the notes payable (Note 4). Based on that estimate, the Trust recorded an additional loss reserve for estimated net realizable value of $1,300,000 as of June 30, 1995 which was increased to $1,500,000 as of December 31, 1995.

        On September 18, 1996, the Livermore Property was sold to an unrelated third party for $14,675,000. As discussed in Note 8, the Trust is obligated to finish the remaining construction improvements in 1997.

4.      Notes and Mortgage Loan Payable:

        The Livermore Property was acquired subject to a $3,034,000 first mortgage loan. The lender had recourse only to the property for repayment of the loan. The loan had an interest rate of 9.5% per annum, requiring monthly payments of interest and principal of $30,732, and a maturity date of November 1996. This loan was fully repaid in July 1995 and the unamortized discount written off.


                                    Continued

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                     -------

4.      Notes and Mortgage Loan Payable, continued:

        On July 7, 1995, the Trust entered into a new loan agreement in the aggregate amount of $8,500,000 of which $3,872,000 was borrowed at December 31, 1995. A portion of the proceeds were used to retire the existing mortgage loan payable and the remainder used to fund the development of the Livermore Property. The new financing agreement extended through June 1, 1998 and required interest payments at a rate equal to 11% per annum, plus an additional 2% per annum if target net operating income levels were achieved during the first 18 months of the loan term. The loan was collateralized by the shopping center real property and the rents derived therefrom. Additionally, certain reserve accounts were established including an interest reserve and a working capital reserve which further collateralized the loan. The note terms required a preferred return payable to the lender from excess Cash Flows, as defined, including a specified participation and rate of return associated with any sale or refinancing of the property. The note stipulated that the lender would participate in sale proceeds in excess of certain stated amounts. Restrictive covenants associated with the financing precluded the payment of dividends until the loan was repaid.

        The loan was repaid in full on September 18, 1996, in conjunction with the sale of the Livermore Property.

5.      Notes Receivable from Beneficiaries:

        As consideration for the issuance of 150,000 shares on the exercise of stock options in 1990, the Company accepted notes receivable from four former officers of the Company totaling $1,006,000. The issued shares and all related liquidating distributions are pledged as collateral for the notes. The notes bear interest at 1% above the prime rate per annum, interest only accruing quarterly and mature the later of December 31, 1995 or upon liquidation of the Trust.

        The accrued interest on these notes has not been recognized in the accompanying financial statements as its ultimate collectability is uncertain. Additionally, based on management's current estimates regarding the proceeds available upon the liquidation of the remaining asset, it appears that the collateral is insufficient to ensure complete repayment of the notes and all interest accrued thereon. Accordingly, at December 31, 1996, the notes receivable from the beneficiaries have been reserved in the amount of $186,000 which represents the difference between the carried amount of the notes and the estimated final liquidation amounts associated with the underlying units. Upon final liquidation, it is anticipated that the carrying value of the notes will be repaid from the liquidating dividend.


                                    Continued

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                     -------

6.      Liquidating Agent Agreement and Fees:

        For the period from May 15, 1992 through February 1993, the Trust operated under a liquidating agent agreement with the Adviser. Under terms of the agreement, the Adviser provided investment advisory, distribution, and administrative services for which the Adviser received a fee equal to 0.75% per annum of the outstanding value of investments in real estate. The liquidating agent fee was paid to the Adviser monthly in arrears.

        Commencing with March 1993, the Trust operated under a liquidating agent agreement with the Agent under the same terms and conditions except for the monthly fee, which was reduced to $6,500. Upon disposition of the mortgage loan asset in 1994, the monthly fee was further reduced to $4,000. The Agent monthly fee was paid through June, 1995 and deferred from July 1995 through September 1996. In October 1996, the Agent agreed to waive all deferred fees for that period.

        During 1995, in conjunction with the purchase of land contiguous to the Livermore Property, the agent was paid a fee equal to 2.5% of the purchase price.

        Commencing with the beginning of construction in July 1995, the Agent was paid $7,000 per month for development supervision services until the accumulated cost of these services reached 3.5% of the total hard construction costs. For the years ended December 31, 1996 and 1995, the agent was paid $54,000 and $159,500 for the development supervision fee. These fees were capitalized as part of the expansion project.

        During 1996, the Agent received lease commissions aggregating $142,000 in connection with negotiating leases at the Livermore Property. These commissions were paid on tenant leases not represented by brokers, at 25% of the market rate. The Liquidating Agent Agreement allows a full market rate to be charged.

7.      Beneficiaries' Equity:

        As part of the settlement of the environmental lawsuit, on March 31, 1994, the Trust received 96,830 units for a price of $1.60 per unit, which was determined by the Board of Trustees, at that time, to be less than the estimated final liquidating unit price.


                                    Continued

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                     -------

8.      Commitments and Contingencies:

        In connection with the remaining rehabilitation and expansion of the shopping center, the Trust has entered into various construction contracts. Services under these contracts are currently in process and at December 31, 1996, $685,000 is accrued for the completion of the construction. Amounts set aside to pay for these costs are included in restricted cash.


                                    Continued

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           [None.]

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following are the names and respective ages as of December 31, 1996 of the Trustees of the Liquidating Trust:

NAME                                  AGE                 POSITION
----                                  ---                 --------
Harold A. Ellis, Jr. ..............    65                  Trustee
Thomas J. Flynn ...................    64                  Trustee

        Harold A. Ellis, Jr., 65, has been a Trustee of the Liquidating Trust since its inception in May 1992. Mr. Ellis is also the President of Ellis Partners, Inc., the current advisor to the Liquidating Trust. He was the Chairman of the Board of Grubb & Ellis Realty Income Trust from February, 1985 to May, 1992. Mr. Ellis was also the Chairman of the Board, President and Chief Executive Officer of Grubb & Ellis Company from September, 1962 to May, 1992. He was the Chairman of the Board of Grubb & Ellis Realty Advisers, Inc., the previous advisor to the Liquidating Trust, from February, 1985 to February 1989.

        Thomas J. Flynn, 64, has been a Trustee of the Liquidating Trust since its inception in May 1992. Mr. Flynn was an unaffiliated director and Chairman of the Audit Committee of Grubb & Ellis Realty Income Trust from February, 1985 to May, 1992. He was the Chairman of Blackman Flynn & Co., a real estate financial services company, from July 1983 to December 31, 1991. Mr. Flynn resigned as a Trustee effective January 1, 1997 with the completion of the sale of the Shopping Center.

ITEM 11. EXECUTIVE COMPENSATION.

        The Liquidating Trust has no officers, therefore no compensation has been paid since its inception in May of 1992.

        Trustee Thomas J. Flynn is the only unaffiliated Trustee. He received $3,000 per quarter for his services as a Trustee, plus $750 for each day of Trustee meetings attended. This compensation cost to the Trust was terminated as of December 31, 1996.

        Trustee Harold A. Ellis, Jr. receives no compensation from the Liquidating Trust.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of December 31, 1995, information with respect to the ownership of Beneficial Interests in the Liquidating Trust by (i) all Trustees, and (ii) all Trustees as a group.

                                    Number of                Percent of
                                    Units of Beneficial      Outstanding Units of
Name and Address                    Interest Owned           Beneficial Interest
----------------                    --------------           -------------------
Heitman PRA Securities              189,700                  6.77%
180 North La Salle St.
Chicago, IL  60601

Harold A. Ellis, Jr., Trustee       3,844                    *

Thomas J. Flynn, Trustee            1,000                    *

All Trustees as a                   4,844
group (2 persons)

* Does not exceed 1% of total units outstanding

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.

ADVISOR TO THE LIQUIDATING TRUST

        Pursuant to the Liquidating Trust Agreement, the Liquidating Trust may employ such agents and advisers (which may include the Trustees, one or more of the Beneficiaries, or corporations or partnerships owned or controlled by the Trustees or Beneficiaries (including Grubb & Ellis Company or its affiliates)) to operate and perform activities necessary to accomplish the purpose of the Liquidating Trust and to confer upon them such authority as the Trustees may deem necessary, appropriate or expedient, and to pay reasonable compensation therefor from the Liquidating Trust estate.

        Pursuant to this provision, in May 1992, the Liquidating Trust entered into a liquidating agent agreement with Grubb & Ellis Realty Advisers, Inc. ("G&E Realty Advisers"), a wholly owned subsidiary of Grubb & Ellis Company. G&E Realty Advisers was also the adviser for the REIT. In February 1993, Grubb & Ellis Company sold the key assets of G&E Realty Advisers, and its key employees also left the company. As a result of these changes, the Trustees determined that G&E Realty Advisers could no longer satisfactorily perform its services for the Liquidating Trust.

        The Trustees then selected Ellis Partners, Inc., which was a newly formed company headed by Harold A. Ellis, Jr. (one of the Trustees), to replace G&E Realty Advisers. Mr. Ellis is the former chairman, president and chief executive officer of Grubb & Ellis Company and was the chairman of G&E Realty Advisers until May 1992 when he left Grubb & Ellis Company. Ellis Partners, Inc. agreed to accept a general management advisory fee that was approximately 22% lower than the fee previously charged by G&E Realty Advisers before it was replaced as liquidating agent. (Further, the fees payable to the Trustees were also reduced by 50% because one of the two Trustees, Mr. Ellis, no longer accepted such fees as a result of his affiliation with Ellis Partners, Inc.) Upon the sale in March 1994 of the Glendora Mortgage Loan held by the Liquidating Trust, the general management advisory fee charged by Ellis Partners, Inc. was further reduced. Effective July 1, 1995 the advisory fee was eliminated.

        The liquidating agent of the Liquidating Trust may also charge additional fees, including those that otherwise would be charged by third-party agents if such third-party agents had performed those activities instead of the liquidating agent for the Liquidating Trust. The fees chargeable by Ellis Partners, Inc. for such activities are the same as those that would have been charged by G&E Realty Advisers.

        Information regarding the compensation arrangements with the liquidating agents has been provided in the reports to the Beneficiaries.

        The Trustees believe that the fees charged by Ellis Partners, Inc. are significantly lower than the customary fees that would be charged by outside advisers.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.           Page
                                                                     -------
        1.  The financial statements are included in Item 8.         14 - 26

(c)  EXHIBITS. None

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

                                        GRUBB & ELLIS REALTY INCOME TRUST,
                                        LIQUIDATING TRUST


                                        By: /s/ HAROLD A. ELLIS, JR.
                                            ------------------------------------
                                                Harold A. Ellis, Jr., Trustee

Dated:  March 27, 1997



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                          TITLE                          DATE
      ---------                          -----                          ----
/s/ HAROLD A. ELLIS, JR.     Trustee (principal executive,          March 23, 1997
-------------------------    financial and accounting officer)
Harold A. Ellis, Jr.