Form 10-Q
period 1997-03-31
GRUBB & ELLIS REALTY INCOME TRUST LIQUIDATING TRUST
filed 1997-09-02
CIK 763977

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

                  For the Quarterly Period Ended March 31, 1997

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

               Yes  [X]                                  No  [ ]

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

                                    I N D E X


                                                                                              Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

   Condensed Statements of Assets and Liabilities as of March 31, 1997
        and December 31, 1996                                                                    3

   Statements of Income and Expense for the quarters ended
        March 31, 1997 and 1996                                                                  4

   Statements of Cash Flows for the three-month periods ended
        March 31, 1997 and 1996                                                                  5

   Notes to Financial Statements                                                               6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                   9

PART II - OTHER INFORMATION
      Item 1: Legal Proceedings                                                                 10
      Item 2: Change of Securities                                                              10
      Item 3: Defaults Upon Senior Securities                                                   10
      Item 4: Submission of Matters to a Vote of Security Holders                               10
      Item 5: Exhibits and Reports on Form 8-K                                                  10

      Signatures                                                                                11

                       GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                          CONDENSED STATEMENTS OF ASSETS AND LIABILITIES
                                              -------

                                                               March 31,        December 31,
                                                                 1997               1996
                                                             ------------       ------------
                                                             (unaudited)
                     ASSETS

Cash and cash equivalents                                          22,000            308,000
Restricted Cash                                                 1,289,000          1,845,000
Prepaid expense and other assets                                       --             27,000
                                                             ------------       ------------
          Total assets                                       $  1,311,000       $  2,180,000
                                                             ============       ============

                 LIABILITIES AND
              BENEFICIARIES' EQUITY
Liabilities:
          Other liabilities                                       330,000          1,041,000
          Total liabilities                                       330,000          1,041,000

Commitments (Note 5)

Beneficiaries' equity:
  Units of beneficial interest                                 12,737,000         12,737,000
  Notes receivable from beneficiaries                            (251,000)          (251,000)
  Reserve for beneficiaries notes receivable                      186,000            186,000
  Distributions in excess of accumulated earnings             (11,691,000)       (11,533,000)
                                                             ------------       ------------
          Total beneficiaries' equity                             981,000          1,139,000
                                                             ------------       ------------
            Total liabilities and beneficiaries' equity      $  1,311,000       $  2,180,000
                                                             ============       ============


                 The accompanying notes are an integral part of
                           these financial statements.

                                     3 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                        STATEMENTS OF INCOME AND EXPENSE
                                   (UNAUDITED)
                                     -------


                                                         Quarter Ended
                                                 -------------------------------
                                                  March 31,          March 31,
                                                    1997               1996
                                                 -----------        -----------
Income:
   Rental income                                 $        --        $   197,000
   Short-term investment interest
       and other income                                2,000                  0
                                                 -----------        -----------
                                                       2,000            197,000

Expenses:
   Construction costs                                110,000
   Rental operating expenses                          27,000             92,000
   Interest on mortgage loan                              --            130,000
   Depreciation                                           --             47,000
   Liquidating agent fee                                  --                  0
   Directors' fees and expenses                           --              4,000
   General and administrative expenses                23,000             13,000
                                                 -----------        -----------
          Total expenses                             160,000            286,000
                                                 -----------        -----------
            Net income (loss)                    $  (158,000)       $   (89,000)
                                                 ===========        ===========

Net income (loss) per unit                       $      (.06)       $      (.03)
                                                 ===========        ===========

Average number of units utilized in
     net income (loss) per unit                    2,803,169          2,803,169
                                                 ===========        ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                                     4 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                     -------

                                                                       For the Three Months
                                                                              Ending
                                                                   -----------------------------
                                                                     March 31,         March 31,
                                                                       1997              1996
                                                                   -----------       -----------
Cash flows from operating activities:
   Net income (Loss):                                              $  (158,000)      $   (89,000)

Adjustments to reconcile net income (Loss):
   Depreciation and amortization                                            --            47,000
   Increase (decrease) in other liabilities                           (711,000)          128,000
   Decrease (increase) in prepaid expenses and other assets             27,000          (173,000)
                                                                   -----------       -----------
          Net cash provided by operating activities                   (842,000)          (87,000)

Cash flows from investing activities:
   Property development costs                                                0        (1,478,000)
                                                                   -----------       -----------
          Net cash provided by (used in) investing activities                0        (1,478,000)

Cash flows from financing activities:
   Decrease in restricted cash                                         556,000                --
   Construction loan proceeds                                               --         1,548,000
                                                                   -----------       -----------
       Net cash used in financing activities                           556,000         1,548,000
                                                                   -----------       -----------
            Net decrease in cash and cash equivalents                 (286,000)          (17,000)

Cash and cash equivalents, beginning of period                         308,000            64,000
                                                                   -----------       -----------
Cash and cash equivalents, end of period                           $    22,000       $    47,000
                                                                   ===========       ===========
Supplementary information:
   Cash paid for interest                                          $         0       $   124,000
                                                                   ===========       ===========


                 The accompanying notes are an integral part of
                           these financial statements.

                                     5 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                     NOTES CONDENSED TO FINANCIAL STATEMENTS
                                     -------


1.   Organization of the Trust:

     Grubb & Ellis Realty Income Trust, Liquidating Trust (the Trust), a California trust, was organized under an agreement dated May 14, 1992, between the Trustees and Grubb & Ellis Realty Income Trust (the Company) whereby the trustees received all of the assets and assumed all of the liabilities of the Company, which was subsequently dissolved. The purpose of the Trust was to liquidate the remaining Trust property in a manner to conserve and protect the liquidating trust estate, and to collect and distribute the income and proceeds to the beneficiaries of the Trust by May 15, 1995, the date of intended termination. As further explained in Note 3, although the purpose of the Trust remains the same, the disposition plans for the Trust's remaining property, the Vintner Square Shopping Center (formerly the Livermore Arcade Shopping Center), are such that the Trust's liquidation period has extended beyond May 1995.

2.   Basis of Presentation:

     The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulation of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. The statements should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1996 and the audited financial statements included therein.

     In the opinion of the Trustees, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim period presented. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


                                    Continued

                                     6 of 11

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

     The Orchard Supply lease involved a build-to-suit agreement for a new building. Construction activities started in July, 1995 and include the demolition of a portion of the shopping center. The Trust recorded a reserve approximating $1,300,000 in the quarter ended June 30, 1995, to reflect a reduction in the net book value of buildings and improvements for those assets being demolished. The new Orchard Supply building was completed on April 1, 1996. The construction schedule called for the completion of 20,000 sq. ft of new shop space at various intervals from May 24, 1996 to August 15, 1996. The rehabilitation of the original undemolished shop space and the existing Safeway and Long's stores is was completed in August, 1996.

     The Trust recorded an additional net realizable value reserve allowance of $1,300,000 as of June 30, 1995 and increased the reserve to $1,500,000 as of December 31, 1995.


                                    Continued

                                     7 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                     NOTES CONDENSED TO FINANCIAL STATEMENTS
                                     -------


4.    Restricted Cash

The Vintner Square Shopping Center was sold on September 18, 1996. As part of the Sales Agreement, the Buyer's lender held-back the distribution of $1,234,000 pending completion of tenant improvement construction. The tenant improvements were substantially completed in February, 1997. Various lender requirements such as Tenant Estoppel Statements and Certificates of Occupancy from the City of Livermore have been delivered to the Lender. Distribution of these funds to the Trust is expected in May, 1997.


                                    Continued

                                     8 of 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition:

Cash and cash equivalents decreased from December 31, 1996 to March 31, 1997 by $306,000 resulting from payment of additional construction costs.

A total of $1,289,000 of restricted cash was held on March 31, 1997 which includes a hold back of $1,234,000 by the Buyer's lender until completion of certain tenant improvements.

Results of Operations:

     Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996:

     A $158,000 loss was recorded in the three months ended March 31, 1997 as compared with a loss of $89,000 in the comparable period in 1996, as a result of decreased rental income due to the sale of Vintner Square Shopping Center, and unanticipated construction costs after the sale of the project.

     Mortgage loan interest decreased from $130,000 to zero during the period resulting from the payoff of the mortgage as a result of the sale of Vintner Square Shopping Center.

Potential Factors Affecting Future Operating Results:

ON JUNE 28, 1996 THE TRUST ENTERED INTO AN AGREEMENT TO SELL THE SHOPPING CENTER AND THE CLOSE OF ESCROW WAS SEPTEMBER 18, 1996. THE TERMS OF THE SALE WERE ALL CASH TO THE TRUST EXCEPT FOR $1,234,000 HELD BACK BY THE PURCHASER'S LENDER PENDING COMPLETION OF THE TENANT SPACE NOT COMPLETED AS OF THE CLOSING DATE.

In addition to the lender hold-back there is an $11,000 hold-back by the Buyer to be released to the Trust upon rental commencement of the tenants in the buildings that were not completed at the time of the sale.


                                    9 of 11

                           PART II - OTHER INFORMATION


Items 1 through 4 are not applicable.

Item 5, Exhibits and Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRUBB & ELLIS REALTY INCOME TRUST,
                                        LIQUIDATING TRUST



                                        By: /s/ HAROLD A. ELLIS, JR., TRUSTEE
                                            ------------------------------------
                                                Harold A. Ellis, Jr., Trustee

Dated:  May 9, 1997


                                    11 of 11