Form 10-Q
period 1997-06-30
GRUBB & ELLIS REALTY INCOME TRUST LIQUIDATING TRUST
filed 1997-09-02
CIK 763977

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

                  For the Quarterly Period Ended June 30, 1997

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

               Yes    X                                    No
                    -----                                    ----

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

                                    I N D E X


                                                                                              Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

   Condensed Statements of Assets and Liabilities as of June 30, 1997
        and March 31, 1997                                                                       3

   Statements of Income and Expense for the quarters ended June 30, 1997 and
        1996                                                                                     4

   Statements of Cash Flows for the three-month periods ended
        June 30, 1997 and 1996                                                                   5

   Notes to Financial Statements                                                               6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                      9

PART II - OTHER INFORMATION
      Item 1: Legal Proceedings                                                                 10
      Item 2: Change of Securities                                                              10
      Item 3: Defaults Upon Senior Securities                                                   10
      Item 4: Submission of Matters to a Vote of Security Holders                               10
      Item 5: Exhibits and Reports on Form 8-K                                                  10

      Signatures                                                                                11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES
                                     -------

                                                                June 30,         March 30,
                                                                 1997               1997
                                                             ------------       ------------
                                                             (unaudited)
       ASSETS
Cash and cash equivalents                                         727,000             22,000
Restricted Cash                                                   242,000          1,289,000
Prepaid expense and other assets                                       --                  0
                                                             ------------       ------------
          Total assets                                       $    969,000       $  1,311,000
                                                             ============       ============

        LIABILITIES AND
        BENEFICIARIES' EQUITY
Liabilities:
          Other liabilities                                        26,000            330,000
                                                             ------------       ------------
          Total liabilities                                       330,000          1,041,000
                                                             ------------       ------------

Beneficiaries' equity:
  Units of beneficial interest                                 12,737,000         12,737,000
  Notes receivable from beneficiaries                            (251,000)          (251,000)
  Reserve for beneficiaries notes receivable                      186,000            186,000
  Distributions in excess of accumulated earnings             (11,729,000)       (11,691,000)
                                                             ------------       ------------
          Total beneficiaries' equity                             943,000            981,000
                                                             ------------       ------------
            Total liabilities and beneficiaries' equity      $    969,000       $  1,311,000
                                                             ============       ============


                 The accompanying notes are an integral part of
                           these financial statements.


                                    3 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                        STATEMENTS OF INCOME AND EXPENSE
                                   (UNAUDITED)
                                     -------


                                                    Quarter Ended                     Six Months Ended
                                            -----------------------------       -----------------------------
                                              March 31,        March 31,          June 30,         June 30,
                                               1997              1996              1997              1996
                                            -----------       -----------       -----------       -----------
Income :
   Rental income                            $        --       $   197,000       $        --       $   394,000
   Short-term investment interest
       and other income                           5,000                 0             7,000
                                            -----------       -----------       -----------       -----------
                                                  5,000           197,000             7,000           394,000
                                            -----------       -----------       -----------       -----------

Expenses:
   Construction costs                            35,000                --           145,000                --
   Rental operating expenses                          0            61,000            27,000           153,000
   Interest on mortgage loan                         --           159,000                 0           289,000
   Depreciation                                      --            47,000                 0            94,000
   Liquidating agent fee                             --                 0                 0                 0
   Directors' fees and expenses                      --             4,000                 0             8,000
   General and administrative expenses            8,000            16,000            31,000            29,000
                                            -----------       -----------       -----------       -----------
          Total expenses                         43,000           287,000           203,000           573,000
                                            -----------       -----------       -----------       -----------
            Net income (loss)               $   (38,000)      $   (90,000)      $  (196,000)      $  (179,000)
                                            ===========       ===========       ===========       ===========

Net income (loss) per unit                  $      (.01)      $      (.03)      $      (.06)      $      (.06)
                                            ===========       ===========       ===========       ===========

Average number of units utilized in
     net income (loss) per unit               2,803,169         2,803,169         2,803,169         2,803,169
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


                                    4 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                     -------

                                                                        For the Three Months
                                                                               Ending
                                                                   -----------------------------
                                                                     June 30,        June 30,
                                                                       1997              1996
                                                                   -----------       -----------
Cash flows from operating activities:
   Net income (Loss):                                              $   (38,000)      $  (179,000)

Adjustments to reconcile net income (Loss):
   Depreciation and amortization                                             0            47,000
   Increase (decrease) in other liabilities                           (304,000)          128,000
   Decrease (increase) in prepaid expenses and other assets                  0          (144,000)
                                                                   -----------       -----------
          Net cash provided by operating activities                   (342,000)         (148,000)

Cash flows from investing activities:
   Property development costs                                                0        (2,475,000)
                                                                   -----------       -----------
          Net cash provided by (used in) investing activities                0        (2,475,000)

Cash flows from financing activities:
   Decrease in restricted cash                                       1,047,000                --
   Construction loan proceeds                                               --         2,588,000
                                                                   -----------       -----------
       Net cash used in financing activities                         1,407,000         2,588,000
                                                                   -----------       -----------
            Net decrease in cash and cash equivalents                 (705,000)          (35,000)

Cash and cash equivalents, beginning of period                          22,000            64,000
                                                                   -----------       -----------
Cash and cash equivalents, end of period                           $   727,000       $    29,000
                                                                   ===========       ===========

Supplementary information:
   Cash paid for interest                                          $         0       $   136,000
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

     In the opinion of the Trustees, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim period presented. The results of operations for the three-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

     The Orchard Supply lease involved a build-to-suit agreement for a new building. Construction activities started in July, 1995 and include the demolition of a portion of the shopping center. The Trust recorded a reserve approximating $1,300,000 in the quarter ended June 30, 1995, to reflect a reduction in the net book value of buildings and improvements for those assets being demolished. The new Orchard Supply building was completed on April 1, 1996. The construction schedule called for the completion of 20,000 sq. ft of new shop space at various intervals from May 24, 1996 to August 15, 1996. The rehabilitation of the original undemolished shop space and the existing Safeway and Long's stores was completed in August, 1996.

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


                                   Continued

                                    7 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     -------

4.    Restricted Cash

The Vintner Square Shopping Center was sold on September 18, 1996. As part of the Sales Agreement, the Buyer's lender held-back the distribution of $1,234,000 pending completion of tenant improvement construction. The tenant improvements were substantially completed in February, 1997. Various lender requirements such as Tenant Estoppel Statements and Certificates of Occupancy from the City of Livermore have been delivered to the Lender. Distribution of $992,000 of these funds to the Trust was made in June, 1997 and an additional $166,000 was distributed in July, 1997. Distributions of the remaining balance of these funds is expected in August, 1997.


                                   Continued

                                    8 of 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition:

Cash and cash equivalents increase from March 30, 1997 to June 30, 1997 by $705,000 resulting from releasing of the restricted cash by buyer's lender.

Results of Operations:

     Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996:

     A $196,000 loss was recorded in the six months ended June 30, 1997 as compared with a loss of $179,000 in the comparable period in 1996, as a result of the elimination of rental income due to the sale of Vintner Square Shopping Center, and unanticipated construction costs after the sale of the project.

     Mortgage loan interest decreased from $289,000 to zero during the period resulting from the payoff of the mortgage as a result of the sale of Vintner Square Shopping Center.



                                    9 of 11

                           PART II - OTHER INFORMATION

Items 1 through 4 are not applicable.

Item 5, Exhibits and Reports on Form 8-K:

None


                                    10 of 11

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

Dated:  August 12, 1997



                                    11 of 11