Form 10-Q
period 1997-09-30
GRUBB & ELLIS REALTY INCOME TRUST LIQUIDATING TRUST
filed 1997-11-14
CIK 763977

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

                For the Quarterly Period Ended September 30, 1997

                         Commission File Number 0-13647*


              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)

               California                               (94-6649376)
      (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
    of Incorporation or Organization)
                              433 California Street
                                    Suite 610
                         San Francisco, California 94104
               (Address of Principal Executive Offices) (Zip Code)
                                 (415) 391-9800
               Registrant's Telephone Number, including Area Code

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

                                    FORM 10-Q
                                    ---------


                                    I N D E X


                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

   Condensed Statements of Assets and Liabilities as of September 30, 1997
        and June 30, 1997                                                                        3

   Statements of Income and Expense for the quarters ended September 30, 1997 and
        1996                                                                                     4

   Statements of Cash Flows for the three-month periods ended
        September 30, 1997 and 1996                                                              5

   Notes to Financial Statements                                                               6-8


Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                                      9


PART II - OTHER INFORMATION
      Item 1: Legal Proceedings                                                                 10
      Item 2: Change of Securities                                                              10
      Item 3: Defaults Upon Senior Securities                                                   10
      Item 4: Submission of Matters to a Vote of Security Holders                               10
      Item 5: Exhibits and Reports on Form 8-K                                                  10

      Signatures                                                                                11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES


                                                             September 30,        June 30,
                                                                 1997               1997
                                                             ------------       ------------
                                                                (unaudited)
                     ASSETS
Cash and cash equivalents                                          11,000            727,000
Restricted Cash                                                    32,000            242,000
Prepaid expense and other assets                                   43,000                  0
                                                             ------------       ------------
           Total assets                                      $     86,000       $    969,000
                                                             ============       ============



                 LIABILITIES AND
              BENEFICIARIES' EQUITY

Liabilities:
          Other liabilities                                        68,000             26,000
                                                             ------------       ------------
          Total liabilities                                        68,000             26,000
                                                             ------------       ------------



Beneficiaries' equity:
  Units of beneficial interest                                 12,737,000         12,737,000
  Notes receivable from beneficiaries                            (204,000)
                                                                                    (251,000)
  Reserve for beneficiaries notes receivable                      186,000            186,000
  Distributions in excess of accumulated earnings             (12,701,000)       (11,729,000)
                                                             ------------       ------------
          Total beneficiaries' equity                              18,000            943,000
                                                             ------------       ------------
            Total liabilities and beneficiaries' equity      $     86,000       $    969,000
                                                             ============       ============


                 The accompanying notes are an integral part of
                           these financial statements.


                                    3 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                        STATEMENTS OF INCOME AND EXPENSE

                                   (UNAUDITED)
                                    _________


                                                   Quarter Ended                     Nine Months Ended
                                            -----------------------------       -----------------------------
                                           September 30,     September 30,     September 30,     September 30,
                                               1997              1996              1997              1996
                                            -----------       -----------       -----------       -----------
Income:
   Other Income                             $    25,000       $         0       $    25,000       $         0
   Rental income                                    ---           318,000               ---           712,000
   Gain (Loss) on Sale of Investment            (35,000)          491,000          (180,000)          491,000
   Short-term investment interest
       and other income                           4,000                 0            11,000                 0
                                            -----------       -----------       -----------       -----------
                                                 (6,000)          809,000          (144,000)        1,203,000
                                            -----------       -----------       -----------       -----------

Expenses:
   Rental operating expenses                          0           126,000            27,000           279,000
   Interest on mortgage loan                        ---         1,709,000                 0         1,998,000
   Depreciation                                     ---            39,000                 0           133,000
   Directors' fees and expenses                     ---             4,000                 0            12,000
   General and administrative expenses           39,000            26,000            70,000            55,000
                                            -----------       -----------       -----------       -----------
          Total expenses                         39,000         1,904,000            97,000         2,477,000
                                            -----------       -----------       -----------       -----------
          Net income (loss) before
              extraordinary items               (45,000)       (1,905,000)         (241,000)       (1,274,000)
                                            -----------       -----------       -----------       -----------
          Extraordinary Items                         0           (12,000)                0           (12,000)
                                            -----------       -----------       -----------       -----------
            Net income (loss)                   (45,000)       (1,107,000)         (241,000)       (1,286,000)
                                            ===========       ===========       ===========       ===========

Net income (loss) per unit                  $      (.01)      $      (.39)      $      (.09)      $      (.46)
                                            ===========       ===========       ===========       ===========

Average number of units utilized in
     net income (loss) per unit             $ 2,803,169       $ 2,803,169       $ 2,803,169       $ 2,803,169
                                            ===========       ===========       ===========       ===========

                 The accompanying notes are an integral part of
                           these financial statements.


                                    4 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                   _________


                                                                       For the Nine Months
                                                                              Ending
                                                                   ------------------------------
                                                                  September 30,     September 30,
                                                                       1997             1996
                                                                   -----------       ------------
Cash flows from operating activities:
   Net income (Loss):                                              $  (241,000)      $ (1,286,000)

Adjustments to reconcile net income (Loss):
   Depreciation and amortization                                             0            133,000
   Increase (decrease) in other liabilities                           (973,000)         1,448,000
   Decrease (increase) in prepaid expenses and other assets            (16,000)           (17,000)
                                                                   -----------       ------------
          Net cash provided by operating activities                 (1,230,000)           278,000

Cash flows from investing activities:
   Proceeds from sale                                                        0        (12,697,000)
   Property development costs                                                0         (4,389,000)
                                                                   -----------       ------------
          Net cash provided by (used in) investing activities                0          8,308,000

Cash flows from financing activities:
   Dividends paid                                                     (880,000)                 0
   Decrease (increase) in restricted cash                            1,813,000         (1,841,000)
   Principal payments on mortgage loan payable                               0         (7,770,000)
   Construction loan proceeds                                              ---          3,598,000
                                                                   -----------       ------------
       Net cash used in financing activities                                 0         (6,013,000)
                                                                   -----------       ------------
            Net decrease in cash and cash equivalents                 (933,000)         2,573,000

Cash and cash equivalents, beginning of period                         308,000             64,000
                                                                   -----------       ------------
Cash and cash equivalents, end of period                           $    11,000       $  2,637,000
                                                                   ===========       ============

Supplementary information:
   Cash paid for interest                                          $         0       $  1,992,000
                                                                   ===========       ============


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

     In the opinion of the Trustees, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim period presented. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


                                    Continued


                                    7 of 11

              GRUBB & ELLIS REALTY INCOME TRUST, LIQUIDATING TRUST
                     NOTES CONDENSED TO FINANCIAL STATEMENTS

4.    Restricted Cash

The Vintner Square Shopping Center was sold on September 18, 1996. As part of the Sales Agreement, the Buyer's lender held-back the distribution of $1,234,000 pending completion of tenant improvement construction. The tenant improvements were substantially completed in February, 1997. Various lender requirements such as Tenant Estoppel Statements and Certificates of Occupancy from the City of Livermore have been delivered to the Lender. Distribution of $992,000 of these funds to the Trust was made in June, 1997 and an additional $166,000 was distributed in July, 1997. Distributions of the remaining balance of these funds has been held-up by the buyer of the shopping center as a result of a dispute involving post-closing adjustments. The Trust has been aggressively attempting to resolve this dispute since June, 1997. It is currently anticipated that final resolution should be accomplished prior to December 31, 1997.


                                    Continued


                                    8 of 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition:


Cash and cash equivalents decreased from June 30, 1997 to September 30, 1997 by $716,000 due to a cash distribution to unit holders in the amount of $880,000.


Results of Operations:

     Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996:

     A $241,000 loss was recorded in the nine months ended September 30, 1997 as compared with a loss of $1,286,000 in the comparable period in 1996. This is a result of the shopping center operating expenses, construction loan interest and depreciation charges partially offset by rental income and gain on sale of the property that were recorded prior to sale in September, 1996.


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

                                        GRUBB & ELLIS REALTY INCOME TRUST,
                                        LIQUIDATING TRUST

                                        By:  /s/ Harold A. Ellis Jr.
                                           -------------------------------
                                           Harold A. Ellis, Jr., Trustee

Dated:  November 13, 1997